Form 10-Q
period 2009-02-28
PAPERWORKS INC.
filed 2009-04-14
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

                        Commission file number 333-155966


                                PAPERWORKS, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                2963 E. Rose Lane
                                Phoenix, AZ 85016
          (Address of principal executive offices, including zip code)

                                 1-800-854-0654
                     (Telephone number, including area code)

                                 Rhoda Rizkalla
                                2963 E. Rose Lane
                                Phoenix, AZ 85016
                      Telephone & Facsimile 1-800-854-0654
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of April 13, 2009

ITEM 1. FINANCIAL STATEMENTS.

PAPERWORKS INC.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                       February 28,        August 31,
                                                                          2009               2008
                                                                        --------           --------
                                                                       (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  6,086           $ 14,990
                                                                        --------           --------


      TOTAL ASSTS                                                       $  6,086           $ 14,990
                                                                        ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                              $    861           $    861
                                                                        --------           --------

      TOTAL CURRENT LIABILITIES                                              861                861
                                                                        --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
   Authorized 75,000,000 ordinary voting shares at $0.001 per share
   Issued and outstanding:
    3,000,000 common shares at par  value                                  3,000              3,000
   Additional paid in capital                                             12,000             12,000
                                                                        --------           --------
                                                                          15,000             15,000
   Deficit accumulated during the development stage                       (9,775)              (871)
                                                                        --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                           5,225             14,129
                                                                        --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  6,086           $ 14,990
                                                                        ========           ========


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

PAPERWORKS INC.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                          Accumulated From
                                                   Six Months          Three Months       Inception Date of
                                                      Ended                Ended          April 30, 2008 to
                                                   February 28,         February 28,         February 29,
                                                      2009                 2009                 2009
                                                   ----------           ----------           ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                        $      191           $      151           $      201
  Filing and transfer agent fee                           520                  520                  520
  Office expenses                                          68                   68                  929
  Professional fees                                     8,125                4,475                8,125
                                                   ----------           ----------           ----------

Total general and administrative expenses               8,904                5,214                9,775
                                                   ----------           ----------           ----------

Net loss                                           $   (8,904)          $   (5,214)          $   (9,775)
                                                   ==========           ==========           ==========

EARNINGS PER SHARE - BASIC AND DILUTED             $    (0.00)          $    (0.00)
                                                   ==========           ==========

WEIGHTED AVERAGE OUTSTANDING SHARES                 3,000,000            3,000,000
                                                   ==========           ==========

PAPERWORKS INC.
Statement of Stockholders' Equity
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------


                                                                                                Deficit
                                                                                              Accumulated     Total
                                  Price      Number of               Additional     Total      During the     Stock-
                                   Per        Common        Par       Paid-in      Capital    Exploration     holders'
                                  Share       Shares       Value      Capital       Stock        Stage        Equity
                                  -----       ------       -----      -------       -----        -----        ------
Balance, April 30, 2008                            --     $   --      $    --      $    --     $     --       $    --

August 31, 2008
 Subscribed for cash              $0.005    3,000,000      3,000       12,000       15,000           --        15,000

Net loss                                                                                           (871)         (871)
                                            ---------     ------      -------      -------     --------       -------
Balance, August 31, 2008                    3,000,000      3,000       12,000       15,000         (871)       14,129

Net loss                                                                                         (8,904)       (8,904)
                                            ---------     ------      -------      -------     --------       -------

Balance, February 28, 2009                  3,000,000     $3,000      $12,000      $15,000     $ (9,775)      $ 5,225
                                            =========     ======      =======      =======     ========       =======

PAPERWORKS INC.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                               Accumulated From
                                                            Six Months        Three Months     Inception Date of
                                                               Ended              Ended        April 30, 2008 to
                                                            February 28,       February 28,       February 29,
                                                               2009               2009               2009
                                                             --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                    $ (8,904)          $ (5,214)          $   (871)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities

  Changes in operating assets and liabilities
    Accounts payable                                               --                 --                861
                                                             --------           --------           --------
          Net cash (used in) operating activities              (8,904)            (5,214)               (10)
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Shares subscribed for cash                                       --                 --             15,000
                                                             --------           --------           --------
          Net cash provided by financing activities                --                 --             15,000
                                                             --------           --------           --------

INVESTING ACTIVITIES                                               --                 --                 --
                                                             --------           --------           --------
          Net cash used for investing activities                   --                 --                 --
                                                             --------           --------           --------

Cash increase during the period                                (8,904)            (5,214)            14,990
Cash beginning of the period                                   14,990             11,300                 --
                                                             --------           --------           --------

Cash end of the period                                       $  6,086           $  6,086           $ 14,990
                                                             ========           ========           ========

PAPERWORKS INC.
Notes to Financial Statements
February 29, 2009
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

     PaperWorks Inc. ("the Company") was incorporated under the laws of State of Nevada, U.S. on April 30, 2008, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year end is the end of August. The Company is in the development stage of its business. During the period ended August 31, 2008, the Company commenced operations by issuing shares.

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $9,775 as at February 29, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

     DEVELOPMENT STAGE COMPANY

     The  Company  complies  with  the  Financial   Accounting  Standards  Board
     Statement No. 7, its characterization of the Company as a development stage enterprise.

     USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

     INCOME TAXES

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     At November 30, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

PAPERWORKS INC.
Notes to Financial Statements
February 29, 2009
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNING PER SHARE

     The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

     The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

     STOCK-BASED COMPENSATION

     The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

3. COMMON STOCK

     The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

     During the period ended August 31, 2008, the Company issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At February 28, 2009 there were no outstanding stock options or warrants.

4. INCOME TAXES

     As of February 29, 2009, the Company had net operating loss carry forwards of approximately $9,775 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbours of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbours set forth under the Reform Act are unavailable to us.

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $9,775 in miscellaneous expenses through February 28, 2009.

The following table provides selected financial data about our company for the period from the date of incorporation through February 28, 2009. For detailed financial information, see the financial statements included in this report.

                      Balance Sheet Data:          2/28/2009
                      -------------------          ---------

                      Cash                          $6,086
                      Total assets                  $6,086
                      Total liabilities             $  861
                      Shareholders' equity          $5,225

Other than the shares being offered in our current offering pursuant to our Registration Statement on Form S-1 that became effective on January 15, 2009, no other source of capital has been has been identified or sought. If we experience a shortfall in operating capital prior to funding from the proceeds of the offering, our director has verbally agreed to advance the company funds to complete the registration process.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $6,086 cash in the bank which comprises our total assets. Management believes that the current cash is not sufficient to fund operations for the next twelve months and we will require the funds from our current offering to sustain operations, there is no guarantee that we will be successful in completing the offering. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

PLAN OF OPERATION

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations which will be completely funded by the $45,000 raised through our current offering. If we begin to generate profits we will increase our sales activity accordingly. We estimate sales to begin in June 2009 and reach a level to sustain daily operations by March 2010. Because our business is client-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

APRIL - JUNE 2009

Complete our offering. We have hired a website designer to expand the preliminary website at www.paperworksinc.com as well as provide search engine optimization for our website domain (estimated cost $3,000). We have been advised by the designer that as of the date of this filing the project is 50% complete. Contact all wholesale stationery outlets to see if they would like to have their product featured on the website. Paperqueen Stationery which is personalized will be our key featured stationery line.

We will be attending both a trade and consumer show to build our customer base and online shopping business. (Estimated Cost $5,000)

JULY-SEPT 2009

We plan to start marketing seasonal holiday items on the website for holiday
2009.

NOV - DEC 2009

Coordinating bookings and packages for upcoming peak season; inclusive of January through April.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in PaperWorks' Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2009.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that PaperWorks' disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in PaperWorks' internal controls over financial reporting during the quarter ended February 28, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-155966, at the SEC website at www.sec.gov:

Exhibit No.                             Description
-----------                             -----------

 3.1     Articles of Incorporation*

 3.2     Bylaws*

31.1     Certification pursuant to Rule 13a-14(a) under the Exchange Act of 1934

31.2     Certification pursuant to Rule 13a-14(a) under the Exchange Act of 1934

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2009.

                                        PaperWorks, Inc., Registrant


                                        By: /s/ Rhoda Rizkalla
                                            ------------------------------------
                                            Rhoda Rizkalla, Director, President,
                                            Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        PaperWorks, Inc., Registrant


April 13, 2009                          By: /s/ Rhoda Rizkalla
                                            ------------------------------------
                                            Rhoda Rizkalla, Director, President,
                                            Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer