Form 10-Q
period 2009-05-31
PAPERWORKS INC.
filed 2009-07-15
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of July 13, 2009

ITEM 1. FINANCIAL STATEMENTS.

PAPERWORKS INC.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                          May 31,           August 31,
                                                                           2009               2008
                                                                         --------           --------
                                                                       (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $ 10,703           $ 14,990
                                                                         --------           --------

      TOTAL ASSTS                                                        $ 10,703           $ 14,990
                                                                         ========           ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $     --           $    861
  Loans from shareholders                                                   7,600                 --
                                                                         --------           --------

      TOTAL CURRENT LIABILITIES                                             7,600                861
                                                                         --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
      3,000,000 common shares at par  value                                 3,000              3,000
  Additional paid in capital                                               12,000             12,000
                                                                         --------           --------
                                                                           15,000             15,000
  Deficit accumulated during the development stage                        (11,897)              (871)
                                                                         --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                            3,103             14,129
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 10,703           $ 14,990
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


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

PAPERWORKS INC.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                          Accumulated From
                                                  Three Months          Nine Months       Inception Date of
                                                      Ended                Ended          April 30, 2008 to
                                                     May 31,              May 31,              May 31,
                                                      2009                 2009                 2009
                                                   ----------           ----------           ----------
\GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                        $       75           $      266           $      276
  Filing and transfer agent fee                           325                  845                  845
  Office expenses                                          --                   68                  929
  Professional fees                                     1,118                9,243                9,243
  Travel expenses                                         604                  604                  604
                                                   ----------           ----------           ----------
Total general and administrative expenses               2,122               11,026               11,897
                                                   ----------           ----------           ----------

Net loss                                           $   (2,122)          $  (11,026)          $  (11,897)
                                                   ==========           ==========           ==========

EARNINGS PER SHARE - BASIC AND DILUTED             $    (0.00)          $    (0.00)
                                                   ==========           ==========

WEIGHTED AVERAGE OUTSTANDING SHARES                 3,000,000            3,000,000
                                                   ==========           ==========

PAPERWORKS INC.
Statement of Stockholders' Equity
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------


                                                                                                Deficit
                                                                                              Accumulated     Total
                                  Price      Number of               Additional     Total      During the     Stock-
                                   Per        Common        Par       Paid-in      Capital    Development     holders'
                                  Share       Shares       Value      Capital       Stock        Stage        Equity
                                  -----       ------       -----      -------       -----        -----        ------
Balance, April 30, 2008                            --     $   --      $    --      $    --     $     --      $     --

August 31, 2008
 Subscribed for cash              $0.005    3,000,000      3,000       12,000       15,000           --        15,000

Net loss                                                                                           (871)         (871)
                                            ---------     ------      -------      -------     --------      --------
Balance, August 31, 2008                    3,000,000      3,000       12,000       15,000         (871)       14,129

Net loss                                                                                        (11,026)      (11,026)
                                            ---------     ------      -------      -------     --------      --------

Balance, May 31, 2009                       3,000,000     $3,000      $12,000      $15,000     $(11,897)     $  3,103
                                            =========     ======      =======      =======     ========      ========

PAPERWORKS INC.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                           Accumulated From
                                                       Three Months        Nine Months     Inception Date of
                                                           Ended              Ended        April 30, 2008 to
                                                          May 31,            May 31,            May 31,
                                                           2009               2009               2009
                                                         --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                $ (2,122)          $(11,026)          $(11,897)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                         (861)              (861)                --
                                                         --------           --------           --------
          Net cash (used in) operating activities          (2,983)           (11,887)           (11,897)
                                                         --------           --------           --------
FINANCING ACTIVITIES
  Loans from related party                                  7,600              7,600              7,600
  Shares subscribed for cash                                   --                 --             15,000
                                                         --------           --------           --------
          Net cash provided by financing activities         7,600              7,600             22,600
                                                         --------           --------           --------

INVESTING ACTIVITIES                                           --                 --                 --
                                                         --------           --------           --------

          Net cash used for investing activities               --                 --                 --
                                                         --------           --------           --------

Cash increase during the period                             4,617             (4,287)            10,703
Cash beginning of the period                                6,086             14,990                 --
                                                         --------           --------           --------

Cash end of the period                                   $ 10,703           $ 10,703           $ 10,703
                                                         ========           ========           ========

PAPERWORKS INC.
Notes to Financial Statements
May 31, 2009
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $11,897 as at May 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     At May 31, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

PAPERWORKS INC.
Notes to Financial Statements
May 31, 2009
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) 2.

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

     During the period ended August 31, 2008, the Company issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At May 31, 2009 there were no outstanding stock options or warrants.

4. INCOME TAXES

     As of May 31, 2009, the Company had net operating loss carry forwards of approximately $11,897 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $11,897 in miscellaneous expenses through May 31, 2009.

We incurred operating expenses of $2,122 for the three month period ended May 31, 2009. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

The following table provides selected financial data about our company for the period from the date of incorporation through May 31, 2009. For detailed financial information, see the financial statements included in this report.

                     Balance Sheet Data:          5/31/2009
                     -------------------          ---------

                     Cash                          $10,703
                     Total assets                  $10,703
                     Total liabilities             $ 7,600
                     Shareholders' equity          $ 3,103

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

LIQUIDITY AND CAPITAL RESOURCES

We currently have $10,703 cash in the bank which comprises our total assets with $7,600 in outstanding liabilities, comprised solely of a loan from our director. Management believes that the current cash is not sufficient to fund operations for the next twelve months and we will require the funds from our current offering to sustain operations, there is no guarantee that we will be successful in completing the offering. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

PLAN OF OPERATION

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations which will be completely funded by the $45,000 raised through our current offering. If we begin to generate profits we will increase our sales activity accordingly. We estimate sales to begin in August 2009 and reach a level to sustain daily operations by July 2010. Because our business is client-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

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

JULY-OCTOBER 2009

We plan to start marketing seasonal holiday items on the website for holiday 2009. As well we will be hosting a few regional trunk shows to market pre sales for holiday.

NOV - DEC 2009

Coordinating bookings and packages for upcoming peak season; inclusive of January through April.

JAN-MAR, 2010

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in PaperWorks' internal controls over financial reporting during the quarter ended May 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

31.1     Certification pursuant to Rule 13a-14(a) under the Exchange Act of 1934

31.2     Certification pursuant to Rule 13a-14(a) under the Exchange Act of 1934

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 13, 2009.

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

                                        PaperWorks, Inc., Registrant


July 13, 2009                           By: /s/ Rhoda Rizkalla
                                            ------------------------------------
                                            Rhoda Rizkalla, Director, President,
                                            Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer