Form 10-K
period 2009-08-31
PAPERWORKS INC.
filed 2009-11-25
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2009

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 24, 2009, the registrant had 6,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of November 24, 2009.

                                PAPERWORKS, INC.
                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        7
Item 2.  Properties                                                         10
Item 3.  Legal Proceedings                                                  10
Item 4.  Submission of Matters to a Vote of Securities Holders              10

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              12
Item 8.  Financial Statements                                               15
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           22
Item 9A. Controls and Procedures                                            22

                                    Part III

Item 10. Directors and Executive Officers                                   24
Item 11. Executive Compensation                                             25
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    26
Item 13. Certain Relationships and Related Transactions                     27
Item 14. Principal Accounting Fees and Services                             27

                                     Part IV

Item 15. Exhibits                                                           28

Signatures                                                                  28

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the "Risk Factors" section and elsewhere in this report.

All written forward-looking statements made in connection with this Form 10-K that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

PaperWorks Inc. was incorporated in the State of Nevada on April 30, 2008. Our primary business is online sales of custom printed stationery. Customers will be able to view various styles, formats and designs at the company web site which is currently under construction (www.paperworksinc.com) and order from a catalogue of ready-made and personalized greeting cards for all occasions, once our website is functional.

We are a development stage company and have not yet launched our business or generated any revenues. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market. We have procured our domain name and the website is currently in development. Per our business plan we anticipate sales to begin in early 2010. Currently our President devotes approximately 10 hours a week to the company. We plan to implement our business plan as discussed in the "Plan of Operation" section of this report. We have been issued a "substantial doubt" going concern opinion from our auditors and our only asset is our cash balance of $46,413.

Our administrative office of the company is currently located at the premises of our President, Rhoda Rizkalla, which she provides to us on a rent free basis at 2963 E. Rose Lane, Phoenix, AZ 85016. We plan to use these offices until we require larger space. Our fiscal year end is August 31.

PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

Sales of personalized stationery has grown exponentially in North America over the past five years. PaperWorks Inc is an online store that provides a catalogue of designs for any occasions. Consumers can choose ready-made cards or can create personalized cards in varying formats (fold over card, panel cards, calling cards and the like for any occasion Engagement, Wedding Shower, Wedding, Thank You Cards, Birth Announcements, Birthday, Anniversary, Bar Mitzvah, Retirement, etc. and Personalized offerings: Stationery, Thank you cards, note cards, calling cards, notepad, address labels, gift tags, gift wrap, ribbon, invitations).

We plan to initially sell these cards in North America and through our online Internet store.

We are going to launch a public relations campaign to get our web site exposure which will direct consumers directly to the website.

Retail information will be available at our website www.paperworksinc.com, which is currently under construction. We have secured an extensive library of design for our card orders as well as have the resources for select custom work if a consumer so desires. Additionally to increase awareness we will be attending two of the major consumer stationery shows in North America as well as one trade show to procure additional designs and stationery content for our web site.

We will be dedicated to making ordering invitations, birth announcements, wedding invitations and holiday cards on-line an easy and painless experience. Access to frequently asked questions; a design suggestion link and etiquette section will make ordering easy and convenient.

With the convenience of the web, online shopping has become not only secure but perhaps the most convenient to peruse custom website in the comfort of one's home or place of business. Customers will be able to log in and save their work in case they are pressed for time or want to verify some copy that is required to complete their order.

Once the site is fully operational we will quickly move on to building a customer service team, choosing the best vendors to work with and developing the interactive web experience that has come to define the company's dedication to customer ease and convenience.

The depth of product offered on the site will be without rival. Every order has a personal relationship attached to it - making it a truly pleasurable experience. We will build on a referral program to retain and expand our customer database.

Our Design Center will be one of the reasons why we will be the premier online stationery store. The Design center will allow Consumers to enter text line by line, and allows complete customization of each line of text entered. Everything from the size, alignment, color and even the typestyle may be changed in our Design Center.

Once a Consumer has customized the text the way she or he wants it, click the button that says "Update Preview to Show Your Changes" and he or she will see a preview of their selections. It is easy to continue making changes, just select the size, alignment, color or typestyle you want to change and click the "Update Preview to Show Your Changes" button. The preview image shown with your text on it is just for you to be able to preview your size, alignment, typestyle and color choices. A professional typesetter will make all the necessary adjustments for layout, sizing and spacing.

If a Consumer is not sure of the day or date of your special event falls on, we will have provided a convenient international calendar for Consumers to confirm the correct day and date of your event. (Canada and USA holidays only to begin with).

Our "Save for Later" feature will allow Consumers to save the item he or she found as well as save any of the customization work he or she has already completed. Simply, click the "Save for Later" button and your item will be available to the Consumer anytime. Each Consumer will be asked to set up an account. A monthly newsletter with new designs or features will be sent out to the database we have collected.

We plan to update our product offerings quarterly and by Special Occasion.

We are confident in the quality of our products and for any damaged goods while in transit. Orders of misspelling will be verified by the online orders received and archived.

DISTRIBUTION METHODS

We initially plan to market and promote to a variety of targeted North America media outlets (print and online) and through our online Internet store. We have a supplier who is secured to design a propriety line for us and will also give us access to post her most popular designs and products on our web site. Our website will list in its press room various publications which have featured our cards, stationery and custom made personalized products. We will build on this aspect of word of mouth referrals.

All orders will be fulfilled from our website and Consumers will have a choice of delivery methods. Delivery time is currently estimated to be within five to seven business days from the date of the receipt of the order for domestic orders and ten to fifteen business days for international orders. We will charge each customer in advance for the shipping costs associated with the order.

As well we will have in place a program of Internet marketing so that key words relating to customized/personalized stationery so that our web site comes up in the top three sites available to provide this service.

We believe that a high level of customer service and support is critical to retaining and expanding a reliable, repeat customer base and for establishing and maintaining a trusted brand name. Accordingly, while we currently do not have the financial resources, or the need to employ any customer service personnel, we do intend to develop a stringent customer service policy. Our website will automatically notify Consumers of completed orders that are now in transit. We are dedicated to providing superior customer satisfaction to secure repeat customers.

Our vision is become one of the leading suppliers of personalized stationery made with superior quality. We believe Consumers love to see their names on items.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

We believe that our competitive strengths will consist of the detailing of the design, the quality of the materials and most importantly, the uniqueness of our products. Although there are many companies that produce personalized stationery, most of their products are geared towards functionality and not elegant or modern designs. Our products can easily cross over from personal to corporate because of the quality and design. Our target market expands to men, women, children, families, and corporations.

SOURCES AND AVAILABILITY OF PRODUCTS

We will be contracting with Paperqueen Fine Stationery to provide the majority of our personalized products, which will be selling on the Internet. Paperqueen has agreed for a fee to provide access to some of her 3rd party vendors who specialize in personalized items such as guest towels, gift bags and candles to name a few.

We plan to outsource all of our manufacturing to a Paperqueen Fine Stationery. All completed product will be sent out from our offices to ensure quality and speed of service. We recognize that, as we grow, we will require additional contractors for manufacturing our products.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We feel that, because of the potential wide base of customers for our services, we will not rely on one or few major customers.

PATENTS AND TRADEMARKS

We believe our products to be unique. We currently have no patents or trademarks for our products or brand name; however, as business is established and operations expand, we may seek such protection. Despite efforts to protect our proprietary rights, such as our brand and product line names, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design, products, product information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and content. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

We do not require any government approval for our services.

GOVERNMENT AND INDUSTRY REGULATION

We are subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We are also subject to common business and tax rules and regulations pertaining to the operation of our business.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

ENVIRONMENTAL LAWS

Our operations are not subject to any Environmental Laws.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have two employees, one of which acts as our executive officer, namely, Rhoda Rizkalla. Rhoda is devoted to our business and currently is responsible for sourcing suppliers for materials and contract manufacturers to produce our cards. We need to hire a full time (part-time initially to assist in the monitoring and fulfillment of order).

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

RHODA RIZKALLA, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 10 HOURS PER WEEK TO COMPANY MATTERS. SHE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE SHE MAY HAVE. THIS COULD RESULT IN HER INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees until sales will support the expense. Until that time the responsibility of developing the company's business, and fulfilling the reporting requirements of a public company all fall upon Ms. Rizkalla. While her has business experience includes management and marketing, she does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN OUR SHARES IS HIGHLY RISKY.

Our company was incorporated in April 2008; we have recently commenced our business operations but we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of our shares.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not yet generated any revenues from operations. The timing of the completion of the milestones needed to continue operations is contingent on our ability to offer a product to the public and generate revenues. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business.

OUR CONTINUED OPERATIONS DEPEND ON THE PUBLIC'S ACCEPTANCE OF OUR CUSTOM PRINTED STATIONERY AND GREETING CARDS. IF THE PUBLIC DOESN'T FIND OUR PRODUCTS DESIRABLE AND SUITABLE FOR PURCHASE AND WE CANNOT ESTABLISH A CUSTOMER BASE, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH WOULD RESULT IN A FAILURE OF OUR BUSINESS AND A LOSS OF ANY INVESTMENT YOU MAKE IN OUR SHARES.

The ability to develop custom printed stationery and greeting cards that the public finds desirable and willing to purchase is critically important to our success. We cannot be certain that the products that we will be offering will be appealing to public and as a result there may not be any demand for these products and our sales could be limited and we may never realize any revenues. In addition, there are no assurances that if we alter or change our products in the future that the public's demand for these new offering will develop and this could adversely affect our business and any possible revenues.

THE LOSS OF THE SERVICES OF RHODA RIZKALLA COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR PRODUCTS, WHICH COULD RESULT IN A LOSS OF REVENUES.

Our performance is substantially dependent upon the professional expertise of our President, Rhoda Rizkalla. Ms. Rizkalla has extensive marketing expertise and we are dependent on her abilities to develop and market our products. If she were unable to perform her duties, this could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace her with another individual qualified to develop and market our products. The loss of her services could result in a loss of revenues, which could result in a reduction of the value of our shares.

THE STATIONERY AND GREETING CARD INDUSTRY IS HIGHLY COMPETITIVE. IF WE CAN NOT DEVELOP AND MARKET A DESIRABLE OFFERING OF PRODUCTS THAT THE PUBLIC IS WILLING PURCHASE, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

The stationery and greeting card industry is intensely competitive. We will compete against a number of large well-established companies with greater name recognition, a more comprehensive offering of products, and with substantially larger resources than ours; including financial and marketing. In addition to these large competitors there are numerous smaller operations that have developed and are marketing custom products. Our competitors include, by way of example, Hallmark, American Greetings, FineStationery.com, iomoi.com. There can be no assurance that we can compete successfully in this complex and changing market. If we cannot successfully compete in this highly competitive industry, we may never be able to generate revenues or become profitable.

THERE ARE NO SUBSTANTIAL BARRIERS TO ENTRY INTO THE INDUSTRY AND BECAUSE WE DO NOT CURRENTLY HAVE ANY COPYRIGHT PROTECTION FOR OUR PROPOSED PRODUCTS, THERE IS NO GUARANTEE SOMEONE ELSE WILL NOT DUPLICATE OUR IDEAS AND BRING THEM TO MARKET BEFORE WE DO, WHICH COULD SEVERELY LIMIT OUR PROPOSED SALES AND REVENUES.

We believe our ideas for our stationery and greeting cards are unique and desirable; however, we currently have no copyright for our products or brand name. As business operations become established, we may seek such protection;

however, we currently have no plans to do so. Since we have no copyright protection unauthorized persons may attempt to copy aspects of our business, including our web site design or functionality, products or marketing materials. Any encroachment upon our corporate information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their copyright, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

THE TRADING IN OUR SHARES WILL BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK." THE EFFECTIVE RESULT OF THIS BEING FEWER PURCHASERS QUALIFIED BY THEIR BROKERS TO PURCHASE OUR SHARES, AND THEREFORE A LESS LIQUID MARKET FOR OUR INVESTORS TO SELL THEIR SHARES.

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult to resell any of our shares, if at all.

DUE TO THE LACK OF A TRADING MARKET FOR OUR SECURITIES, INVESTORS MAY HAVE DIFFICULTY SELLING ANY SHARES THEY HAVE PURCHASED.

There is presently no demand for our common stock and no public market exists for the shares being offered in this report. We plan to contact a market maker and apply to have the shares quoted on the OTC Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between PaperWorks or anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for investors to sell shares. In such a case, they may find that they are unable to achieve any benefit from their investment or liquidate shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, our common stock will not have a quantifiable value and it may be difficult, if not impossible, for investors to ever resell their shares, resulting in an inability to realize any value from their investment.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We plan to contact a market maker and apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for investors to resell any shares they may purchase, if at all.

OUR DIRECTOR CONTINUES TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS MINORITY SHAREHOLDERS WOULD HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT THEIR ABILITY TO EVER RESELL ANY SHARES.

Our executive officer and director owns 50% of our common stock. She will have a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect the ability of other shareholders to resell their shares. Her interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

ITEM 2. PROPERTIES

We do not currently own any property. Our operations are currently being conducted out of the premises of our President, Rhoda Rizkella on a rent free basis during our development stage. The office is at 2963 E. Rose Lane, Phoenix, AZ. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. We incurred operating expenses of $12,716 and $871 for the years ended August 31, 2009 and 2008, respectively. These expenses consisted of general and administrative expenses. At August 31, 2009, we had cash on hand of $46,413 and no outstanding liabilities.

Cash provided by financing activities from inception through August 31, 2009 was $60,000 consisting of $15,000 from the sale of our common stock to our director who purchased 3,000,000 shares of our common stock at $0.005 per share on August 31, 2008 and on July 13, 2009, management completed its S-1 registered offering by selling 3,000,000 common shares at $.015 per share to raise capital of $45,000.

The following table provides selected financial data about our company for the period from the date of incorporation through August 31, 2009.

                     Balance Sheet Data:           8/31/09
                     -------------------           -------

                     Cash                          $46,413
                     Total assets                  $46,413
                     Total liabilities             $     0
                     Shareholders' equity          $46,413

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $46,413 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

Planned Milestones to Implement Business Operations

Production of samples and market testing
Website and online store
Sourcing of suppliers
Participation at specific trade shows
Development of wholesale catalogue of stationery collection
Stationary Trunk
Shows Implementation of specific marketing plans

The following criteria for the milestones are based on estimates derived from research and marketing data accumulated by our directors. They are estimates only. The number of employees, number of stationery collections we plan to have manufactured for our inventory and the other projected milestones are approximations only and subject to adjustment based on costs and needs.

DECEMBER 2009:

We will research additional stationery segments in North America. These segments will include wholesale and corporate accounts as well as consumer opportunities to sell direct. We will be selling seasonal cards and will be adding seasonal inventory to our website and offer a seasonal catalogue (Valentines, Easter, Passover)

Major accounts to be targeted: AJ's, Papyrus, The Paper Place, Haus Modern Living etc.

JANUARY 2010:

We will begin to launch our new offering of stationery. Markets to be tested will be Phoenix, Los Angeles and Palm Springs. The goal will be to offer private trunk shows where cards can be purchased direct. These cards will only be ready made occasion cards (not personalized) in gift sets of 6 cards each.

We will either host an event in Los Angeles and Phoenix in January.

We will also target gift shops in major chains like Fairmont, High-end Yoga studios, Luxury gift stores in the United States.

FEBRUARY 2010:

Depending on order/production requirements a production assistant will need to be hired. We may also hire an administrative clerk to help with general office duties including taking and filling orders, ordering supplies and basic bookkeeping. We will produce occasion cards to fill orders from trunk shows and begin producing inventory for additional seasonal art for upcoming months.

We will utilize search engine optimization services (SEO) to assist in getting traction to the web site when consumers search for personalized stationery.

We will start a media relations campaign in local magazines and papers and will attempt to have some magazines feature our products by sending samples.

Website to be updated with new inventory and we will add a media room.

MARCH & APRIL 2010:

We will produce inventory for seasonal gift shows including the New York Gift Show. We will mail out brochures/catalogues to contacts from retail trade shows to promote last minute Christmas orders.

MAY 2010:

We will optimize our website with keywords and links. We will continue to produce stationery for stores and internet sales for the upcoming 2011 Christmas season.

We will attend the major stationery show in New York City to gain more wholesale business.

JUNE, JULY AND AUGUST 2010:

We will work with local media for special occasion opportunities such as wedding/engagement procurement business.

A media push will take place at this time for fall editorial placements to assist in holiday occasion wholesale business.

FALL 2010:

We will host booths at spring gift shows open to retail trade in Los Angeles, Phoenix and possibly Seattle. We will secure booths at local artist/craft markets, Phoenix, Scottsdale, Dallas, Los Angeles and possibly Denver. We will continue to develop new occasion cards and production will be on an on-going basis to fill demand and build a supply inventory.

HOLIDAY 2010:

Gift shows
Expand retail outlets in Canada and US

We will continue to host booths at retail trade gift shows in the US. We will expand to retail outlets in the US and abroad, by contracting a sales agent and/or by attending large retail gift shows in US. Our internet store will be a focus of marketing effort.

ITEM 8. FINANCIAL STATEMENTS

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Paperworks, Inc.
Phoenix, Arizona

I have audited the accompanying balance sheets of Paperworks, Inc. (a development stage company) as of August 31, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 2009, the period from April 30, 2008 (inception) through August 31, 2008, and for the period from April 30, 2008 (inception) through August 31,
2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paperworks, Inc. as of August 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended August 31, 2009, the period from April 30, 2008 (inception) through August 31, 2008, and for the period from April 30, 2008 (inception) through August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Aurora, Colorado                             /s/ Ronald R. Chadwick, P.C.
November 14, 2009                            -----------------------------------
                                             RONALD R. CHADWICK, P.C.

PAPERWORKS INC.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                          August 31,         August 31,
                                                                             2009               2008
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $ 46,413           $ 14,990
                                                                           --------           --------

TOTAL ASSTS                                                                $ 46,413           $ 14,990
                                                                           ========           ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $     --           $    861
                                                                           --------           --------

TOTAL CURRENT LIABILITIES                                                        --                861
                                                                           --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
    6,000,000 common shares at par  value (August 31, 2008 - 3,000,000)       6,000              3,000
  Additional paid in capital                                                 54,000             12,000
                                                                           --------           --------
                                                                             60,000             15,000
  Deficit accumulated during the development stage                          (13,587)              (871)
                                                                           --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                   46,413             14,129
                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 46,413           $ 14,990
                                                                           ========           ========


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

PAPERWORKS INC.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                      Accumulated From      Accumulated From
                                                                         Inception             Inception
                                                                          Date of               Date of
                                                    Year Ended        April 30, 2008 to     April 30, 2008 to
                                                    August 31,           August 31,            August 31,
                                                      2009                  2008                  2009
                                                   -----------           -----------           -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                        $       381           $        10           $       391
  Filing and transfer agent fee                          1,205                    --                 1,205
  Office expenses                                           69                   861                   930
  Professional fees                                     10,993                    --                10,993
  Travel expenses                                           68                    --                    68
                                                   -----------           -----------           -----------

Total general and administrative expenses               12,716                   871                13,587
                                                   -----------           -----------           -----------

Net loss                                           $   (12,716)          $      (871)          $   (13,587)
                                                   ===========           ===========           ===========

Earnings per share - Basic and diluted             $     (0.00)          $     (0.00)
                                                   ===========           ===========

Weighted average outstanding shares                  3,125,000                24,590
                                                   ===========           ===========

PAPERWORKS INC.
Statement of Stockholders' Equity
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------


                                                                                                Deficit
                                                                                              Accumulated     Total
                                  Price      Number of               Additional     Total      During the     Stock-
                                   Per        Common        Par       Paid-in      Capital    Development     holders'
                                  Share       Shares       Value      Capital       Stock        Stage        Equity
                                  -----       ------       -----      -------       -----        -----        ------
Balance, April 30, 2008                            --     $   --      $    --      $    --     $     --      $     --

August 31, 2008
 Subscribed for cash              $0.005    3,000,000      3,000       12,000       15,000           --        15,000

Net loss                                                                                           (871)         (871)
                                            ---------     ------      -------      -------     --------      --------
Balance, August 31, 2008                    3,000,000      3,000       12,000       15,000         (871)       14,129

July 13, 2009
 Subscribed for cash              $0.015    3,000,000      3,000       42,000       45,000                     45,000

Net loss                                                                                        (12,716)      (12,716)
                                            ---------     ------      -------      -------     --------      --------

Balance, August 31, 2009                    6,000,000     $6,000      $54,000      $60,000     $(13,587)     $ 46,413
                                            =========     ======      =======      =======     ========      ========

PAPERWORKS INC.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                       Accumulated From      Accumulated From
                                                                          Inception             Inception
                                                                           Date of               Date of
                                                        Year Ended     April 30, 2008 to     April 30, 2008 to
                                                        August 31,        August 31,            August 31,
                                                          2009               2008                  2009
                                                        --------           --------              --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                               $(12,716)          $   (871)             $(13,587)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                        (861)               861                    --
                                                        --------           --------              --------
          Net cash (used in) operating activities        (13,577)               (10)              (13,587)
                                                        --------           --------              --------

FINANCING ACTIVITIES
  Loans from related party                                    --                 --                    --
  Shares subscribed for cash                              45,000             15,000                60,000
                                                        --------           --------              --------
          Net cash provided by financing activities       45,000             15,000                60,000
                                                        --------           --------              --------

INVESTING ACTIVITIES                                          --                 --                    --
                                                        --------           --------              --------
          Net cash used for investing activities              --                 --                    --
                                                        --------           --------              --------

Cash increase during the period                           31,423             14,990                46,413

Cash beginning of the period                              14,990                 --                    --
                                                        --------           --------              --------

Cash end of the period                                  $ 46,413           $ 14,990              $ 46,413
                                                        ========           ========              ========

PAPERWORKS INC.
Notes to Financial Statements
August 31, 2009
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $13,587 as at August 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     At August 31, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

PAPERWORKS INC.
Notes to Financial Statements
August 31, 2009
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     During the period ended August 31, 2008, the Company issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At August 31, 2009 there were no outstanding stock options or warrants.

     On July 13, 2009 the Company completed its S-1 registered offering and issued a total of 3,000,000 shares of common stock for cash at $0.015 per share for a total of $45,000.

4. INCOME TAXES

     As of August 31, 2009, the Company had net operating loss carry forwards of approximately $13,587 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2009.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that PaperWorks' disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

As of the end of the period covered by this report, there have been no changes in PaperWorks' internal controls over financial reporting during the year ended August 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officer and director is set forth below:

        Name and Address             Age              Position(s)
        ----------------             ---              -----------

     Rhoda Rizkalla                  43         President, Secretary,
     2963 E. Rose Lane                          Chief Financial Officer,
     Phoenix, AZ 85016                          Chief Executive Officer,
                                                Sole Director

The person named above has held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officer and director is our only officer, director, promoter and control person.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Rhoda Rizkalla has been president and CEO and Chairman of the Board of Directors of the company since inception. She is the President/Owner of The Marquis Group, LLC which she founded in October 1989, a boutique public relations firm specializing in consumer media relations, marketing and special event management for lifestyle-oriented clients in Canada and the United States. Among them Dermalogica, Better Life Brands, Brian Jessel BMW, Vida Wellness Spas, and Genuine Health. The Marquis Group opened its second office in Scottsdale, Arizona in May 2000 and currently has on its roster various national accounts. Prior to forming Marquis she attended The University of British Columbia's Bachelor of Arts Program from 1984 through to 1989. Rhoda is very involved in her community and is active resident of Phoenix, Arizona. She sits on various charitable committees in both Canada and the United States.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Currently, our officer and director receives no compensation for her services during the development stage of our business operations. She is reimbursed for any out-of-pocket expenses that she incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health or life insurance, available to our employees.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Rhoda Rizkalla, 2009     0          0           0           0          0             0            0          0
President,      2008     0          0           0           0          0             0            0          0
CEO, CFO
and Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Rhoda          0               0              0           0           0           0            0           0            0
Rizkalla

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Rhoda Rizkalla      0          0          0             0               0               0             0

OPTION GRANTS. There have been no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE. There have been no stock options exercised by the executive officer named in the Summary Compensation Table.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS. There have been no awards made to a named executive officer in the last completed fiscal year under any LTIP.

COMPENSATION OF DIRECTORS

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our director in such capacity.

EMPLOYMENT AGREEMENTS

We do not have any employment agreements in place with our sole officer and director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares.

         Name and
        Address of                   Number of          Percentage
     Beneficial Owner                 Shares           of Ownership
     ----------------                 ------           ------------


     Rhoda Rizkalla                  3,000,000              50%
     2963 E. Rose Lane
     Phoenix, AZ  85016

     All Officers and
     Directors as a Group            3,000,000              50%

FUTURE SALES BY OFFICER & DIRECTOR

A total of 3,000,000 shares have been issued to our sole officer and director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of shares held by this stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

Our sole officer and director does not have any current plans to sell her shares once all condition of Rule 144 are met.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Rhoda Rizkalla is our sole officer and director. We are currently operating out of the premises of Ms. Rizkalla, the officer and director of our Company, on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

On April 30, 2008 the Company issued a total of 3,000,000 shares of common stock to Ms. Rizkalla for cash at $0.005 per share for a total of $15,000.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $8,000, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended August 31, 2009.

The total fees charged to the company for audit services, including quarterly reviews, were $0, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended August 31, 2008.

                                     PART IV
ITEM 15. EXHIBITS

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 2009.

                                   PaperWorks, Inc., Registrant


                                   By: /s/ Rhoda Rizkalla
                                       -----------------------------------------
                                       Rhoda Rizkalla, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   PaperWorks, Inc., Registrant


November 24, 2009                  By: /s/ Rhoda Rizkalla
                                       -----------------------------------------
                                       Rhoda Rizkalla, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer