Form 10-Q
period 2010-05-31
PAPERWORKS INC.
filed 2010-07-01
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

                        Commission file number 000-53910


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of June 30, 2010

ITEM 1. FINANCIAL STATEMENTS

PAPERWORKS INC.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                          May 31,           August 31,
                                                                           2010               2009
                                                                         --------           --------
                                                                        Unaudited           Audited
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $ 28,655           $ 46,413
                                                                         --------           --------

TOTAL ASSTS                                                              $ 28,655           $ 46,413
                                                                         ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $  1,261           $     --
                                                                         --------           --------

TOTAL CURRENT LIABILITIES                                                   1,261                 --
                                                                         --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
      6,000,000 common shares at par  value                                 6,000              6,000
    Additional paid in capital                                             54,000             54,000
                                                                         --------           --------
                                                                           60,000             60,000
  Deficit accumulated during the development stage                        (32,606)           (13,587)
                                                                         --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                 27,394             46,413
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 28,655           $ 46,413
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


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

PAPERWORKS INC.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                                                                          From Inception
                                           Three Months    Three Months     Nine Months    Nine Months       Date of
                                              Ended           Ended           Ended          Ended       April 30, 2008 to
                                              May 31,         May 31,         May 31,        May 31,          May 31,
                                               2010            2009            2010           2009             2010
                                            ----------      ----------      ----------     ----------       ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                 $       70      $       75      $      380     $      266       $      771
  Filing and transfer agent fee                    682             325           4,003            845            5,208
  Office expenses                                5,166              --           6,998             68            7,928
  Professional fees                              1,750           1,118           4,985          9,243           15,978
  Travel expenses                                2,653             604           2,653            604            2,721
                                            ----------      ----------      ----------     ----------       ----------

Total general and administrative expenses       10,321           2,122          19,019         11,026           32,606
                                            ----------      ----------      ----------     ----------       ----------

Net loss                                    $  (10,321)     $   (2,122)     $  (19,019)    $  (11,026)      $  (32,606)
                                            ==========      ==========      ==========     ==========       ==========

EARNINGS PER SHARE - BASIC AND DILUTED      $    (0.00)     $    (0.00)     $    (0.00)    $    (0.00)
                                            ==========      ==========      ==========     ==========

WEIGHTED AVERAGE OUTSTANDING SHARES          6,000,000       3,000,000       6,000,000      3,000,000
                                            ==========      ==========      ==========     ==========

PAPERWORKS INC.
Statement of Stockholders' Equity
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------


                                                                                                Deficit
                                                                                              Accumulated     Total
                                  Price      Number of               Additional     Total      During the     Stock-
                                   Per        Common        Par       Paid-in      Capital    Development     holders'
                                  Share       Shares       Value      Capital       Stock        Stage        Equity
                                  -----       ------       -----      -------       -----        -----        ------
Balance, April 30, 2008                            --     $   --      $    --      $    --     $     --      $     --

August 31, 2008
 Subscribed for cash              $0.005    3,000,000      3,000       12,000       15,000                     15,000

Net loss                                                                                           (871)         (871)
                                            ---------     ------      -------      -------     --------      --------
Balance, August 31, 2008                    3,000,000      3,000       12,000       15,000         (871)       14,129

July 13, 2009
 Subscribed for cash              $0.015    3,000,000      3,000       42,000       45,000                     45,000

Net loss                                                                                        (12,716)      (12,716)
                                            ---------     ------      -------      -------     --------      --------
Balance, August 31, 2009                    6,000,000      6,000       54,000       60,000      (13,587)       46,413

Net loss                                                                                        (19,019)      (19,019)
                                            ---------     ------      -------      -------     --------      --------

Balance, May 31, 2010                       6,000,000     $6,000      $54,000      $60,000     $(32,606)     $ 27,394
                                            =========     ======      =======      =======     ========      ========

PAPERWORKS INC.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                               Accumulated
                                                                                                             From Inception
                                                   Three Months  Three Months    Nine Months   Nine Months      Date of
                                                      Ended         Ended          Ended         Ended      April 30, 2008 to
                                                      May 31,       May 31,        May 31,       May 31,         May 31,
                                                       2010          2009           2010          2009            2010
                                                     --------      --------       --------      --------        --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                            $(10,321)     $ (2,122)      $(19,019)     $(11,026)       $(32,606)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                    1,261          (861)         1,261          (861)          1,261
                                                     --------      --------       --------      --------        --------

      Net cash (used in) operating activities          (9,060)       (2,983)       (17,758)      (11,887)        (31,345)
                                                     --------      --------       --------      --------        --------

FINANCING ACTIVITIES
  Loans from related party                                 --         7,600             --         7,600              --
  Shares subscribed for cash                               --            --             --            --          60,000
                                                     --------      --------       --------      --------        --------

      Net cash provided by financing activities            --         7,600             --         7,600          60,000
                                                     --------      --------       --------      --------        --------

INVESTING ACTIVITIES                                       --            --             --            --              --
                                                     --------      --------       --------      --------        --------

      Net cash used for investing activities               --            --             --            --              --
                                                     --------      --------       --------      --------        --------

Cash increase during the period                        (9,060)        4,617        (17,758)       (4,287)         28,655
Cash beginning of the period                           37,715         6,086         46,413        14,990              --
                                                     --------      --------       --------      --------        --------

Cash end of the period                               $ 28,655      $ 10,703       $ 28,655      $ 10,703        $ 28,655
                                                     ========      ========       ========      ========        ========

PAPERWORKS INC.
Notes to Financial Statements
May 31, 2010
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $32,606 as at May 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

     DEVELOPMENT STAGE COMPANY

     The Company complies with the ASC 915, its characterization of the Company as a development stage enterprise.

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

     At May 31 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

PAPERWORKS INC.
Notes to Financial Statements
May 31, 2010
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNING PER SHARE

     The Company computes loss per share in accordance with ASC 105, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

     The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

     STOCK-BASED COMPENSATION

     The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

3. COMMON STOCK

     The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

     During the period ended August 31, 2008, the Company issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At May 31, 2010 there were no outstanding stock options or warrants.

4. INCOME TAXES

     As of May 31, 2010, the Company had net operating loss carry forwards of approximately $32,606 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $32,606 in miscellaneous expenses through May 31, 2010.

We incurred operating expenses of $10,321 and $2,122 for the three month periods ended May 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

The following table provides selected financial data about our company for the period from the date of incorporation through May 31, 2010. For detailed financial information, see the financial statements included in this report.

                     Balance Sheet Data:          5/31/2010
                     -------------------          ---------

                     Cash                          $28,655
                     Total assets                  $28,655
                     Total liabilities             $ 1,261
                     Shareholders' equity          $27,394

Cash provided by financing activities from inception through May 31, 2010 was $60,000 consisting of $15,000 from the sale of our common stock to our director who purchased 3,000,000 shares of our common stock at $0.005 per share on August 31, 2008 and on July 13, 2009, management completed its S-1 registered offering by selling 3,000,000 common shares at $.015 per share to raise capital of $45,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $28,655 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

PLAN OF OPERATION

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

Production of samples and market testing
Website and online store
Sourcing of suppliers
Participation at specific trade shows
Development of wholesale catalogue of stationery collection
Stationary Trunk Shows
Implementation of specific marketing plans

We held a small stationery show in Los Angeles in April 2010. During May 2010 we contracted a third party to optimize our website with keywords and links. We completed sample kits to show stationery for stores and internet sales for the upcoming 2011 Christmas season. We designed new business cards.

We attended the major stationery show in New York City to gain more wholesale business. We also had discussions with other paper vendors and suppliers to add to our online store. Samples of various cards and invitations are being sent to the office for consideration along with pricing.

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

HOLIDAY 2010:

We have applied to take a table at the well-known Circle Craft Fair in November 17-20, 2010 in Vancouver, BC.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in PaperWorks' internal controls over financial reporting during the quarter ended May 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2010.

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

                                        PaperWorks, Inc., Registrant


June 30, 2010                           By: /s/ Rhoda Rizkalla
                                            ------------------------------------
                                            Rhoda Rizkalla, Director, President,
                                            Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer