Form 10-K
period 2010-08-31
PAPERWORKS INC.
filed 2010-10-21
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 21, 2010, the registrant had 6,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of October 21, 2010.

                                PAPERWORKS, INC.
                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        7
Item 2.  Properties                                                          9
Item 3.  Legal Proceedings                                                   9
Item 4.  Removed and Reserved                                                9

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              11
Item 8.  Financial Statements                                               14
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           21
Item 9A. Controls and Procedures                                            21

                                    Part III

Item 10. Directors and Executive Officers                                   23
Item 11. Executive Compensation                                             24
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    25
Item 13. Certain Relationships and Related Transactions and
         Director Independence                                              26
Item 14. Principal Accounting Fees and Services                             26

                                     Part IV

Item 15. Exhibits                                                           27

Signatures                                                                  27

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

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

PaperWorks Inc. was incorporated in the State of Nevada on April 30, 2008. Our primary business is online sales of custom printed stationery. Customers are able to view various styles, formats and designs at the company web site (www.paperworksinc.com) and order from a catalogue of ready-made and personalized greeting cards for all occasions.

We are a development stage company and have yet to generate any revenues. Per our business plan we anticipate sales to begin in early 2011. Currently our President devotes approximately 10 hours a week to the company. Our business plan as discussed in detail in the "Plan of Operation" section of this report. We have been issued a "substantial doubt" going concern opinion from our auditors and our only asset is our cash balance of $24,629.

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

We plan to initially sell these cards in North America and through our online Internet store. Retail information is available at our website www.paperworksinc.com. We have secured an extensive library of design for our card orders as well as have the resources for select custom work if a consumer so desires. Additionally to increase awareness we continue attending the major consumer stationery shows in North America as well trade shows to procure additional designs and stationery content for our web site.

We are dedicated to making ordering invitations, birth announcements, wedding invitations and holiday cards on-line an easy and painless experience. Access to frequently asked questions; a design suggestion link and etiquette section make ordering easy and convenient. With the convenience of the web, online shopping has become not only secure but perhaps the most convenient to peruse custom website in the comfort of one's home or place of business. We will build on a referral program to retain and expand our customer database.

Our Design Center is one of the reasons why we believe we will be the premier online stationery store. The Design center will allow Consumers to enter text line by line, and allows complete customization of each line of text entered. Everything from the size, alignment, color and even the typestyle may be changed in our Design Center.

Once a Consumer has customized the text the way she or he wants it, click the button that says "Update Preview to Show Your Changes" and he or she sees a preview of their selections. It is easy to continue making changes, just select the size, alignment, color or typestyle you want to change and click the "Update Preview to Show Your Changes" button. The preview image shown with your text on it is just for you to be able to preview your size, alignment, typestyle and color choices. A professional typesetter will make all the necessary adjustments for layout, sizing and spacing.

If a Consumer is not sure of the day or date of the special event falls on, we have provided a convenient international calendar for Consumers to confirm the correct day and date of your event. (Canada and USA holidays only to begin with).

Our "Save for Later" feature allows Consumers to save the item he or she found as well as save any of the customization work he or she has already completed. Simply, click the "Save for Later" button and your item will be available to the Consumer anytime. Each Consumer will be asked to set up an account. A monthly newsletter with new designs or features is sent out to the database collected. We will update our product offerings quarterly and by Special Occasion.

We are confident in the quality of our products and for any damaged goods while in transit. Orders with misspellings will be verified by the online orders received and archived.

DISTRIBUTION METHODS

We are marketing and promoting to a variety of targeted North America media outlets (print and online) and through our online Internet store. We have a supplier who is secured to design a propriety line for us and will also give us access to post her most popular designs and products on our web site. Our website will list in its press room various publications which have featured our cards, stationery and custom made personalized products. We will build on this aspect of word of mouth referrals.

All orders will be fulfilled from our website and Consumers will have a choice of delivery methods. Delivery time is currently estimated to be within ten business days from the date of the receipt of the order for domestic orders and fifteen business days for international orders. We will charge each customer in advance for the shipping costs associated with the order.

As well we have in place a program of Internet marketing so that when key words relating to customized/personalized stationery are used in a search engine our web site comes up in the top three sites available to provide this service.

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

COMPETITION

We believe that our competitive strengths consist of the detailing of the design, the quality of the materials and most importantly, the uniqueness of our products. Although there are many companies that produce personalized stationery, most of their products are geared towards functionality and not elegant or modern designs. Our products can easily cross over from personal to corporate because of the quality and design. Our target market expands to men, women, children, families, and corporations.

SOURCES AND AVAILABILITY OF PRODUCTS

We are working with Paperqueen Fine Stationery to provide the majority of our personalized products, which will be selling on the Internet. Paperqueen has agreed for a fee to provide access to some of her 3rd party vendors who specialize in personalized items such as guest towels, gift bags and candles to name a few.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have one employee who acts as our executive officer, namely, Rhoda Rizkalla. Rhoda is devoted to our business and currently is responsible for sourcing suppliers for materials and contract manufacturers to produce our cards. We will need to hire a full time employee (part-time initially to assist in the monitoring and fulfillment of order) once revenue allows.

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

Our business plan does not provide for the hiring of any additional employees until sales will support the expense. Until that time the responsibility of developing the company's business, and fulfilling the reporting requirements of a public company all fall upon Ms. Rizkalla. While her business experience includes management and marketing, she does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN OUR SHARES IS HIGHLY RISKY.

Our company was incorporated in April 2008; we have recently commenced our business operations but we have not yet realized any revenues. We have a limited operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the development stage of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of our shares.

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

The ability to develop custom printed stationery and greeting cards that the public finds desirable and willing to purchase is critically important to our success. We cannot be certain that the products that we are offering will be appealing to public and as a result there may not be any demand for these products and our sales could be limited and we may never realize any revenues. In addition, there are no assurances that if we alter or change our products in the future that the public's demand for these new offering will develop and this could adversely affect our business and any possible revenues.

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

THE TRADING IN OUR SHARES IS REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK." THE EFFECTIVE RESULT OF THIS BEING FEWER PURCHASERS QUALIFIED BY THEIR BROKERS TO PURCHASE OUR SHARES, AND THEREFORE A LESS LIQUID MARKET FOR OUR INVESTORS TO SELL THEIR SHARES.

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

Our shares are currently quoted on the OTC Electronic Bulletin Board. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for investors to resell any shares they may purchase, if at all.

OUR DIRECTOR CONTINUES TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS MINORITY SHAREHOLDERS WOULD HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT THEIR ABILITY TO EVER RESELL ANY SHARES.

Our executive officer and director owns 50% of our common stock. She has a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect the ability of other shareholders to resell their shares. Her interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

ITEM 4. [REMOVED & RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed for quotation on the Over-the-Counter Bulletin Board under the symbol "PPKS".

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     a. contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     b. contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     c. contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     d. contains a toll-free telephone number for inquiries on disciplinary actions;

     e. defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     f. contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     a.   the bid and offer quotations for the penny stock;

     b. the compensation of the broker-dealer and its salesperson in the transaction;

     c. the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     d. monthly account statements showing the market value of each penny stock held in the customer's account.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2010.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. We incurred operating expenses of $21,784 and $12,716 for the years ended August 31, 2010 and 2009, respectively. These expenses consisted of general and administrative expenses. At August 31, 2010, we had cash on hand of $24,629 and no outstanding liabilities.

Cash provided by financing activities from inception through August 31, 2010 was $60,000 consisting of $15,000 from the sale of our common stock to our director who purchased 3,000,000 shares of our common stock at $0.005 per share on August 31, 2008 and on July 13, 2009, management completed its S-1 registered offering by selling 3,000,000 common shares at $.015 per share to raise capital of $45,000.

The following table provides selected financial data about our company for the period from the date of incorporation through August 31, 2010 and 2009.

             Balance Sheet Data:             8/31/10          8/31/09
             -------------------             -------          -------

             Cash                     $       24,629           46,413
             Total assets             $       24,629           46,413
             Total liabilities        $            0                0
             Shareholders' equity     $       24,629           46,413

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $24,629 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

FALL 2010:

We will host booths at fall gift shows open to retail trade in Los Angeles, Phoenix and possibly Seattle. We will secure booths at local artist/craft markets, Phoenix, Scottsdale, Dallas, Los Angeles and possibly Denver. We will continue to develop new occasion cards and production will be on an on-going basis to fill demand and build a supply inventory.

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


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Paperworks, Inc.
Phoenix, Arizona

I have audited the accompanying balance sheets of Paperworks, Inc. (a development stage company) as of August 31, 2010 and 2009 and the related statements of income, stockholders' equity and cash flows for the years then ended, and for the period from April 30, 2008 (inception) through August 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paperworks, Inc. as of August 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, and for the period from April 30, 2008 (inception) through August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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


Aurora, Colorado                             /s/ Ronald R. Chadwick, P.C.
October 6, 2010                              -----------------------------------
                                             RONALD R. CHADWICK, P.C.

PAPERWORKS INC.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                             August 31,         August 31,
                                                                               2010               2009
                                                                             --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                       $ 24,629           $ 46,413
                                                                             --------           --------

TOTAL ASSTS                                                                  $ 24,629           $ 46,413
                                                                             ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                   $     --           $     --
                                                                             --------           --------

TOTAL CURRENT LIABILITIES                                                          --                 --
                                                                             --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
   Authorized 75,000,000 ordinary voting shares at $0.001 per share
   Issued and outstanding:
     6,000,000 common shares at par  value                                      6,000              6,000
  Additional paid in capital                                                   54,000             54,000
                                                                             --------           --------
                                                                               60,000             60,000
  Deficit accumulated during the development stage                            (35,371)           (13,587)
                                                                             --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                     24,629             46,413
                                                                             --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 24,629           $ 46,413
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

Approved on behalf of the board

_______________________________, Director

_______________________________, Director

PAPERWORKS INC.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                     Accumulated From
                                                                                     Inception Date of
                                              Year Ended           Year Ended        April 30, 2008 to
                                              August 31,           August 31,           August 31,
                                                 2010                 2009                 2010
                                              ----------           ----------           ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                   $      495           $      381           $      886
  Filing and transfer agent fee                    4,083                1,205                5,288
  Office expenses                                  7,818                   69                8,748
  Professional fees                                6,735               10,993               17,728
  Travel expenses                                  2,653                   68                2,721
                                              ----------           ----------           ----------

Total general and administrative expenses         21,784               12,716               35,371
                                              ----------           ----------           ----------

Net loss                                      $  (21,784)          $  (12,716)          $  (35,371)
                                              ==========           ==========           ==========
Earnings per share - Basic and diluted        $    (0.00)          $    (0.00)
                                              ==========           ==========

Weighted average outstanding shares            6,000,000            3,125,000
                                              ==========           ==========

PAPERWORKS INC.
Statement of Stockholders' Equity
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------


                                                                                            Deficit
                                                                                          Accumulated     Total
                              Price      Number of               Additional     Total      During the     Stock-
                               Per        Common        Par       Paid-in      Capital    Development     holders'
                              Share       Shares       Value      Capital       Stock        Stage        Equity
                              -----       ------       -----      -------       -----        -----        ------
Balance, April 30, 2008                        --     $   --      $    --      $    --     $     --      $     --

August 31, 2008
 Subscribed for cash          $0.005    3,000,000      3,000       12,000       15,000           --        15,000

Net loss                                                                                       (871)         (871)
                                        ---------     ------      -------      -------     --------      --------
Balance, August 31, 2008                3,000,000      3,000       12,000       15,000         (871)       14,129

July 13, 2009
 Subscribed for cash          $0.015    3,000,000      3,000       42,000       45,000           --        45,000

Net loss                                                                                    (12,716)      (12,716)
                                        ---------     ------      -------      -------     --------      --------

Balance, August 31, 2009                6,000,000      6,000       54,000       60,000      (13,587)       46,413

Net loss                                                                                    (21,784)      (21,784)
                                        ---------     ------      -------      -------     --------      --------

Balance, August 31, 2010                6,000,000     $6,000      $54,000      $60,000     $(35,371)     $ 24,629
                                        =========     ======      =======      =======     ========      ========

PAPERWORKS INC.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                         Accumulated From
                                                                                         Inception Date of
                                                      Year Ended         Year Ended      April 30, 2008 to
                                                      August 31,         August 31,         August 31,
                                                         2010               2009               2010
                                                       --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                              $(21,784)          $(12,716)          $(35,371)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                         --               (861)                --
                                                       --------           --------           --------

       Net cash (used in) operating activities          (21,784)           (13,577)           (35,371)
                                                       --------           --------           --------

FINANCING ACTIVITIES
  Loans from related party                                   --                 --                 --
  Shares subscribed for cash                                 --             45,000             60,000
                                                       --------           --------           --------

       Net cash provided by financing activities             --             45,000             60,000
                                                       --------           --------           --------

INVESTING ACTIVITIES                                         --                 --                 --
                                                       --------           --------           --------

       Net cash used for investing activities                --                 --                 --
                                                       --------           --------           --------

Cash increase during the period                         (21,784)            31,423             24,629
Cash beginning of the period                             46,413             14,990                 --
                                                       --------           --------           --------

Cash end of the period                                 $ 24,629           $ 46,413           $ 24,629
                                                       ========           ========           ========

PAPERWORKS INC.
Notes to Financial Statements
August 31, 2010
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $35,371 as at August 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     At August 31 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

PAPERWORKS INC.
Notes to Financial Statements
August 31, 2010
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     During the period ended August 31, 2008, the Company issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At August 31, 2010 there were no outstanding stock options or warrants.

4. INCOME TAXES

     As of August 31, 2010, the Company had net operating loss carry forwards of approximately $35,371 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2010.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that PaperWorks' disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

CHANGES IN INTERNAL CONTROLS

As of the end of the period covered by this report, there have been no changes in PaperWorks' internal controls over financial reporting during the year ended August 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

The name, address, age and position of our officer and director is set forth below:

        Name and Address             Age              Position(s)
        ----------------             ---              -----------

     Rhoda Rizkalla                  44         President, Secretary,
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

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Rhoda Rizkalla, 2010     0          0           0           0          0             0            0          0
President,      2009     0          0           0           0          0             0            0          0
CEO, CFO        2008     0          0           0           0          0             0            0          0
and Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

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

We do not currently have an independent director serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $7,750, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended August 31, 2009.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 21, 2010.

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

                                   PaperWorks, Inc., Registrant


October 21, 2010                   By: /s/ Rhoda Rizkalla
                                       -----------------------------------------
                                       Rhoda Rizkalla, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer