Form 10-Q
period 2011-02-28
PAPERWORKS INC.
filed 2011-04-06
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED February 28, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of April 5, 2011

ITEM 1. FINANCIAL STATEMENTS.

PAPERWORKS INC.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                            February 28,        August 31,
                                                                                2011               2010
                                                                              --------           --------
                                                                             (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $ 17,867           $ 24,629
                                                                              --------           --------

TOTAL ASSTS                                                                   $ 17,867           $ 24,629
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $     --           $     --
                                                                              --------           --------

      TOTAL CURRENT LIABILITIES                                                     --                 --
                                                                              --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
      6,000,000 common shares at par  value                                      6,000              6,000
    Additional paid in capital                                                  54,000             54,000
                                                                              --------           --------
                                                                                60,000             60,000

       Deficit accumulated during the development stage                        (42,133)           (35,371)
                                                                              --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                      17,867             24,629
                                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 17,867           $ 24,629
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


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

PAPERWORKS INC.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                                                                          From Inception
                                           Three Months    Three Months     Six Months      Six Months        Date of
                                              Ended           Ended           Ended           Ended      April 30, 2008 to
                                           February 28,    February 28,    February 28,    February 28,     February 28,
                                               2011            2010            2011            2010             2011
                                            ----------      ----------      ----------      ----------       ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                 $      115      $      206      $      220      $      310       $    1,106
  Filing and transfer agent fee                     80           3,321             325           3,321            5,613
  Office expenses                                  326           1,832             767           1,832            9,515
  Professional fees                              1,750             285           5,450           3,235           23,178
  Travel expenses                                   --              --              --              --            2,721
                                            ----------      ----------      ----------      ----------       ----------
Total general and administrative expenses        2,271           5,644           6,762           8,698           42,133
                                            ----------      ----------      ----------      ----------       ----------

Net loss                                    $   (2,271)     $   (5,644)     $   (6,762)      (8,698) $          (42,133)
                                            ==========      ==========      ==========      ==========       ==========


EARNINGS PER SHARE - BASIC AND DILUTED      $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                            ==========      ==========      ==========      ==========

WEIGHTED AVERAGE OUTSTANDING SHARES          6,000,000       3,000,000       6,000,000       3,000,000
                                            ==========      ==========      ==========      ==========

PAPERWORKS INC.
Statement of Stockholders' Equity
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------


                                                                                                Deficit
                                                                                              Accumulated     Total
                                  Price      Number of               Additional     Total      During the     Stock-
                                   Per        Common        Par       Paid-in      Capital    Development     holders'
                                  Share       Shares       Value      Capital       Stock        Stage        Equity
                                  -----       ------       -----      -------       -----        -----        ------
Balance, April 30, 2008                            --     $   --      $    --      $    --     $     --      $     --

August 31, 2008
 Subscribed for cash              $0.005    3,000,000      3,000       12,000       15,000                     15,000

Net loss                                                                                           (871)         (871)
                                            ---------     ------      -------      -------     --------      --------
Balance, August 31, 2008                    3,000,000      3,000       12,000       15,000         (871)       14,129

July 13, 2009
 Subscribed for cash              $0.015    3,000,000      3,000       42,000       45,000                     45,000

Net loss                                                                                        (12,716)      (12,716)
                                            ---------     ------      -------      -------     --------      --------
Balance, August 31, 2009                    6,000,000      6,000       54,000       60,000      (13,587)       46,413

Net loss                                                                                        (21,784)      (21,784)
                                            ---------     ------      -------      -------     --------      --------

Balance, August 31, 2010                    6,000,000      6,000       54,000       60,000      (35,371)       24,629
                                            ---------     ------      -------      -------     --------      --------

Net loss                                                                                         (6,762)       (6,762)
                                            ---------     ------      -------      -------     --------      --------

Balance, February 28, 2011                  6,000,000     $6,000      $54,000      $60,000     $(42,133)     $ 17,867
                                            =========     ======      =======      =======     ========      ========

PAPERWORKS INC.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                                                           From Inception
                                                  Three Months  Three Months   Six Months    Six Months        Date of
                                                     Ended         Ended         Ended         Ended      April 30, 2008 to
                                                  February 28,  February 28,  February 28,  February 28,     February 28,
                                                      2011          2010          2011          2010             2011
                                                    --------      --------      --------      --------         --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                           $ (2,271)     $ (5,644)     $ (6,762)     $ (8,698)        $(42,133)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities

  Changes in operating assets and liabilities
    Accounts payable                                      --            --            --            --               --
                                                    --------      --------      --------      --------         --------
       Net cash (used in) operating activities        (2,271)       (5,644)       (6,762)       (8,698)         (42,133)
                                                    --------      --------      --------      --------         --------
FINANCING ACTIVITIES
  Loans from related party                                --            --            --            --               --
  Shares subscribed for cash                              --            --            --            --           60,000
                                                    --------      --------      --------      --------         --------
       Net cash provided by financing activities          --            --            --            --           60,000
                                                    --------      --------      --------      --------         --------

INVESTING ACTIVITIES                                      --            --            --            --               --
                                                    --------      --------      --------      --------         --------

       Net cash used for investing activities             --            --            --            --               --
                                                    --------      --------      --------      --------         --------

Cash increase during the period                       (2,271)       (5,644)       (6,762)       (8,698)          17,867
Cash beginning of the period                          20,138        43,359        24,629        46,413               --
                                                    --------      --------      --------      --------         --------

Cash end of the period                              $ 17,867      $ 37,715      $ 17,867      $ 37,715         $ 17,867
                                                    ========      ========      ========      ========         ========

PAPERWORKS INC.
Notes to Financial Statements
February 28, 2011
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $42,133 as at February 28, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

At February 28, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

PAPERWORKS INC.
Notes to Financial Statements
February 28, 2011
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

During the period ended August 31, 2008, the Company issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At February 28, 2011 there were no outstanding stock options or warrants.

4. INCOME TAXES

As of February 28, 2011, the Company had net operating loss carry forwards of approximately $42,133 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $42,133 in miscellaneous expenses through February 28, 2011. We incurred operating expenses of $2,271 and $5,644 for the three month periods ended February 28, 2011 and 2010, respectively. We incurred operating expenses of $6,762 and $8,698 for the six month periods ended February 28, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

The following table provides selected financial data about our company for the period from the date of incorporation through February 28, 2011. For detailed financial information, see the financial statements included in this report.

                     Balance Sheet Data:          2/28/2011
                     -------------------          ---------

                     Cash                          $17,867
                     Total assets                  $17,867
                     Total liabilities             $     0
                     Shareholders' equity          $17,867

Cash provided by financing activities from inception through February 28, 2011 was $60,000 consisting of $15,000 from the sale of our common stock to our director who purchased 3,000,000 shares of our common stock at $0.005 per share on August 31, 2008 and on July 13, 2009, management completed its S-1 registered offering by selling 3,000,000 common shares at $.015 per share to raise capital of $45,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $17,867 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

Spring - 2011:

We will be working with our designer for new creative for the 2011 Holiday and Special Occasion catalogue. We are in the process of completing a new online catalogue that will feature the new designs and card collections. We are looking into retail shops that will allow us to set up temporary pop-up shops for the holiday season.

We continue to work with our supplier to launch new personalized post it notes and writing collections like notes cards, calling cards and personalized ribbon. We are determining if our current supplier of personalized stationery can do this for us.

Summer 2011:

We have asked our card designer to look for what is new in stocks and supplies at the Stationery Show in New York in May 2011.

We are looking into creating a new format to sell smaller quantities to store who are still recovering from the poor economy. We are also looking into vendors that can assist up with better prices for paper.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in PaperWorks' internal controls over financial reporting during the quarter ended February 28, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                    PaperWorks, Inc., Registrant


April 5, 2011                       By: /s/ Rhoda Rizkalla
                                        ----------------------------------------
                                        Rhoda Rizkalla, Director, President,
                                        Principal Executive Officer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer