Form 10-Q
period 2011-05-31
PAPERWORKS INC.
filed 2011-06-29
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of June 29, 2011

ITEM 1. FINANCIAL STATEMENTS

PAPERWORKS INC.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                               May 31,           August 31,
                                                                                2011               2010
                                                                              --------           --------
                                                                             (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $ 15,036           $ 24,629
                                                                              --------           --------

      TOTAL ASSTS                                                             $ 15,036           $ 24,629
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $     --           $     --
                                                                              --------           --------
      TOTAL CURRENT LIABILITIES                                                     --                 --
                                                                              --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
      6,000,000 common shares at par  value                                      6,000              6,000
    Additional paid in capital                                                  54,000             54,000
                                                                              --------           --------
                                                                                60,000             60,000
  Deficit accumulated during the development stage                             (44,964)           (35,371)
                                                                              --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                                15,036             24,629
                                                                              --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 15,036           $ 24,629
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


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

PAPERWORKS INC.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                           Accumulated From
                                              Nine Months     Nine Months    Three Months   Three Months   Inception Date of
                                                Ended           Ended           Ended          Ended       April 30, 2008 to
                                                May 31,         May 31,         May 31,        May 31,          May 31,
                                                 2011            2010            2011           2010             2011
                                              ----------      ----------      ----------     ----------       ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                   $      334      $      380      $      114     $       70       $    1,220
  Filing and transfer agent fee                      405           4,003              80            682            5,693
  Office expenses                                  1,904           6,998           1,137          5,166           10,652
  Professional fees                                6,950           4,985           1,500          1,750           24,678
  Travel expenses                                     --           2,653              --          2,653            2,721
                                              ----------      ----------      ----------     ----------       ----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES          9,593          19,019           2,831         10,321           44,964
                                              ----------      ----------      ----------     ----------       ----------

Net loss                                      $   (9,593)     $  (19,019)     $   (2,831)    $  (10,321)      $  (44,964)
                                              ==========      ==========      ==========     ==========       ==========

EARNINGS PER SHARE - BASIC AND DILUTED        $    (0.00)     $    (0.00)     $    (0.00)    $    (0.00)
                                              ==========      ==========      ==========     ==========

WEIGHTED AVERAGE OUTSTANDING SHARES            6,000,000       6,000,000       6,000,000      6,000,000
                                              ==========      ==========      ==========     ==========

PAPERWORKS INC.
Statement of Stockholders' Equity
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------


                                                                                                Deficit
                                                                                              Accumulated     Total
                                  Price      Number of               Additional     Total      During the     Stock-
                                   Per        Common        Par       Paid-in      Capital    Development     holders'
                                  Share       Shares       Value      Capital       Stock        Stage        Equity
                                  -----       ------       -----      -------       -----        -----        ------
Balance, April 30, 2008                            --     $   --      $    --      $    --     $     --      $     --

August 31, 2008
 Subscribed for cash              $0.005    3,000,000      3,000       12,000       15,000                     15,000

Net loss                                                                                           (871)         (871)
                                            ---------     ------      -------      -------     --------      --------
Balance, August 31, 2008                    3,000,000      3,000       12,000       15,000         (871)       14,129

July 13, 2009
 Subscribed for cash              $0.015    3,000,000      3,000       42,000       45,000                     45,000

Net loss                                                                                        (12,716)      (12,716)
                                            ---------     ------      -------      -------     --------      --------
Balance, August 31, 2009                    6,000,000      6,000       54,000       60,000      (13,587)       46,413

Net loss                                                                                        (21,784)      (21,784)
                                            ---------     ------      -------      -------     --------      --------

Balance, August 31, 2010                    6,000,000      6,000       54,000       60,000      (35,371)       24,629
                                            ---------     ------      -------      -------     --------      --------

Net loss                                                                                         (9,593)       (9,593)
                                            ---------     ------      -------      -------     --------      --------

Balance, May 31, 2011                       6,000,000     $6,000      $54,000      $60,000     $(44,964)     $ 15,036
                                            =========     ======      =======      =======     ========      ========

PAPERWORKS INC.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                               Accumulated From
                                                       Nine Months   Nine Months  Three Months   Three Months  Inception Date of
                                                         Ended         Ended         Ended          Ended      April 30, 2008 to
                                                         May 31,       May 31,       May 31,        May 31,         May 31,
                                                          2011          2010          2011           2010            2011
                                                        --------      --------      --------       --------        --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                               $ (9,593)     $(19,019)     $ (2,831)      $(10,321)       $(44,964)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                          --         1,261            --          1,261              --
                                                        --------      --------      --------       --------        --------
           Net cash (used in) operating activities        (9,593)      (17,758)       (2,831)        (9,060)        (44,964)
                                                        --------      --------      --------       --------        --------

FINANCING ACTIVITIES
  Loans from related party                                    --            --            --             --              --
  Shares subscribed for cash                                  --            --            --             --          60,000
                                                        --------      --------      --------       --------        --------
           Net cash provided by financing activities          --            --            --             --          60,000
                                                        --------      --------      --------       --------        --------

INVESTING ACTIVITIES                                          --            --            --             --              --
                                                        --------      --------      --------       --------        --------
           Net cash used for investing activities             --            --            --             --              --
                                                        --------      --------      --------       --------        --------

Cash increase during the period                           (9,593)      (17,758)       (2,831)        (9,060)         15,036
Cash beginning of the period                              24,629        46,413        17,867         37,715              --
                                                        --------      --------      --------       --------        --------

Cash end of the period                                  $ 15,036      $ 28,655      $ 15,036       $ 28,655        $ 15,036
                                                        ========      ========      ========       ========        ========

PAPERWORKS INC.
Notes to Financial Statements
May 31, 2011
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $44,964 as at May 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

At May 31, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

PAPERWORKS INC.
Notes to Financial Statements
May 31, 2011
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

During the period ended August 31, 2008, the Company issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At May 31, 2011 there were no outstanding stock options or warrants.

4. INCOME TAXES

As of May 31, 2011, the Company had net operating loss carry forwards of approximately $44,964 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $44,964 in miscellaneous expenses through May 31, 2011. We incurred operating expenses of $2,831 and $10,321 for the three month periods ended May 31, 2011 and 2010, respectively. We incurred operating expenses of $9,593 and $19,019 for the nine month periods ended May 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

The following table provides selected financial data about our company for the period from the date of incorporation through May 31, 2011. For detailed financial information, see the financial statements included in this report.

                     Balance Sheet Data:          5/31/2011
                     -------------------          ---------

                     Cash                          $15,036
                     Total assets                  $15,036
                     Total liabilities             $     0
                     Shareholders' equity          $15,036

Cash provided by financing activities from inception through May 31, 2011 was $60,000 consisting of $15,000 from the sale of our common stock to our director who purchased 3,000,000 shares of our common stock at $0.005 per share on August 31, 2008 and on July 13, 2009, management completed its S-1 registered offering by selling 3,000,000 common shares at $.015 per share to raise capital of $45,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $15,036 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

Spring 2011:

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in PaperWorks' internal controls over financial reporting during the quarter ended May 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                        PaperWorks, Inc., Registrant


June 29, 2011                           By: /s/ Rhoda Rizkalla
                                            ------------------------------------
                                            Rhoda Rizkalla, Director, President,
                                            Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer