Form 10-K
period 2011-08-31
PAPERWORKS INC.
filed 2011-11-28
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 28, 2011, the registrant had 6,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of November 28, 2011.

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

We are a development stage company and have yet to generate any revenues. Per our business plan we anticipate sales to begin in early 2012. Currently our President devotes approximately 10 hours a week to the company. Our business plan as discussed in detail in the "Plan of Operation" section of this report. We have been issued a "substantial doubt" going concern opinion from our auditors and our only asset is our cash balance of $14,045.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. We incurred operating expenses of $10,584 and $21,784 for the years ended August 31, 2011 and 2010, respectively. These expenses consisted of general and administrative expenses. At August 31, 2011, we had cash on hand of $14,045 and no outstanding liabilities.

Cash provided by financing activities from inception through August 31, 2011 was $60,000 consisting of $15,000 from the sale of our common stock to our director who purchased 3,000,000 shares of our common stock at $0.005 per share on August 31, 2008 and on July 13, 2009, management completed its S-1 registered offering by selling 3,000,000 common shares at $.015 per share to raise capital of $45,000.

The following table provides selected financial data about our company for the period from the date of incorporation through August 31, 2011 and 2010.

             Balance Sheet Data:           8/31/11           8/31/10
             -------------------           -------           -------

             Cash                          $14,045           24,629
             Total assets                  $14,045           24,629
             Total liabilities             $     0                0
             Shareholders' equity          $14,045           24,629

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $14,045 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

SPRING - 2011:

We worked with our designer for new creative for the 2011 Holiday and Special Occasion catalogue. We are in the process of completing all images and pricing for a new online catalogue that will feature the new designs and card collections. We are looking into retail shops that will allow us to set up temporary pop-up shops for the holiday season. We are looking to find other online retailers that would like to distribute the line on their websites in North America.

We continue to work with our supplier to launch new personalized post-it notes and writing collections like notes cards, calling cards and personalized ribbon. We have sourced a supplier now for these post-its and personalized ribbon.

SUMMER 2011:

Our Card Designer attended the Stationery Show in New York in May and reported that attendance was lower than last year. She also reported that no new inventory or trends appears to stand out at the show. We will be focusing on special occasion cards and looking for niche stores to hold the new card racks. We are pricing out card racks that can be placed on a consignment basis at new retail locations for them to gauge interest in our products

FALL & WINTER 2011/2012:

We believe this will be a new format to sell smaller quantities to store who are still recovering from the poor economy. We are also looking into vendors that can assist up with better prices for paper.

In light of buyers telling us that this area has declined significantly we are looking at stationery items for the professional community: personalized notepads and personalized post it notes for the professional with a price range of $30-40. We are in discussion with our designer and paper supplier to determine prices.

We are also looking at creating a sample box of items to sell to small stores.

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Paperworks, Inc.
Phoenix, Arizona

I have audited the accompanying balance sheets of Paperworks, Inc. (a development stage company) as of August 31, 2011 and 2010 and the related statements of income, stockholders' equity and cash flows for the years then ended, and for the period from April 30, 2008 (inception) through August 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paperworks, Inc. as of August 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, and for the period from April 30, 2008 (inception) through August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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


Aurora, Colorado                             /s/ Ronald R. Chadwick, P.C.
October 24, 2011                             -----------------------------------
                                             RONALD R. CHADWICK, P.C.

PAPERWORKS INC.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                              August 31,         August 31,
                                                                                2011               2010
                                                                              --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $ 14,045           $ 24,629
                                                                              --------           --------

TOTAL ASSTS                                                                   $ 14,045           $ 24,629
                                                                              ========           ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $     --           $     --
                                                                              --------           --------

TOTAL CURRENT LIABILITIES                                                           --                 --
                                                                              --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
      6,000,000 common shares at par  value                                      6,000              6,000
  Additional paid in capital                                                    54,000             54,000
                                                                              --------           --------
                                                                                60,000             60,000
Deficit accumulated during the development stage                               (45,955)           (35,371)
                                                                              --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                      14,045             24,629
                                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 14,045           $ 24,629
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


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

PAPERWORKS INC.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                                                           From Inception
                                                                                              Date of
                                                   Year Ended           Year Ended        April 30, 2008 to
                                                    August 31,           August 31,           August 31,
                                                      2011                 2010                 2011
                                                   ----------           ----------           ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                        $      439           $      495           $    1,325
  Filing and transfer agent fee                           985                4,083                6,273
  Office expenses                                       2,210                7,818               10,958
  Professional fees                                     6,950                6,735               24,678
  Travel expenses                                          --                2,653                2,721
                                                   ----------           ----------           ----------
Total general and administrative expenses              10,584               21,784               45,955
                                                   ----------           ----------           ----------

Net loss                                           $  (10,584)          $  (21,784)          $  (45,955)
                                                   ==========           ==========           ==========

EARNINGS PER SHARE - BASIC AND DILUTED             $    (0.00)          $    (0.00)
                                                   ==========           ==========

WEIGHTED AVERAGE OUTSTANDING SHARES                 6,000,000            6,000,000
                                                   ==========           ==========

PAPERWORKS INC.
Statement of Stockholders' Equity
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------


                                                                                                Deficit
                                                                                              Accumulated     Total
                                  Price      Number of               Additional     Total      During the     Stock-
                                   Per        Common        Par       Paid-in      Capital    Development     holders'
                                  Share       Shares       Value      Capital       Stock        Stage        Equity
                                  -----       ------       -----      -------       -----        -----        ------
Balance, April 30, 2008                            --     $   --      $    --      $    --     $     --      $     --

August 31, 2008
 Subscribed for cash              $0.005    3,000,000      3,000       12,000       15,000                     15,000

Net loss                                                                                           (871)         (871)
                                            ---------     ------      -------      -------     --------      --------
Balance, August 31, 2008                    3,000,000      3,000       12,000       15,000         (871)       14,129

July 13, 2009
 Subscribed for cash              $0.015    3,000,000      3,000       42,000       45,000                     45,000

Net loss                                                                                        (12,716)      (12,716)
                                            ---------     ------      -------      -------     --------      --------
Balance, August 31, 2009                    6,000,000      6,000       54,000       60,000      (13,587)       46,413

Net loss                                                                                        (21,784)      (21,784)
                                            ---------     ------      -------      -------     --------      --------

Balance, August 31, 2010                    6,000,000      6,000       54,000       60,000      (35,371)       24,629
                                            ---------     ------      -------      -------     --------      --------

Net loss                                                                                        (10,584)      (10,584)
                                            ---------     ------      -------      -------     --------      --------

Balance, August 31, 2011                    6,000,000     $6,000      $54,000      $60,000     $(45,955)     $ 14,045
                                            =========     ======      =======      =======     ========      ========

PAPERWORKS INC.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                              Accumulated
                                                                                            From Inception
                                                                                               Date of
                                                        Year Ended         Year Ended      April 30, 2008 to
                                                         August 31,         August 31,         August 31,
                                                           2011               2010               2011
                                                         --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                $(10,584)          $(21,784)          $(45,955)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                           --                 --                 --
                                                         --------           --------           --------
          Net cash (used in) operating activities         (10,584)           (21,784)           (45,955)
                                                         --------           --------           --------
FINANCING ACTIVITIES
  Loans from related party                                     --                 --                 --
  Shares subscribed for cash                                   --                 --             60,000
                                                         --------           --------           --------
          Net cash provided by financing activities            --                 --             60,000
                                                         --------           --------           --------

INVESTING ACTIVITIES                                           --                 --                 --
                                                         --------           --------           --------

          Net cash used for investing activities               --                 --                 --
                                                         --------           --------           --------

Cash increase during the period                           (10,584)           (21,784)            14,045
Cash beginning of the period                               24,629             46,413                 --
                                                         --------           --------           --------

Cash end of the period                                   $ 14,045           $ 24,629           $ 14,045
                                                         ========           ========           ========

PAPERWORKS INC.
Notes to Financial Statements
August 31, 2011
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $45,955 as at August 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

     At August 31, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

PAPERWORKS INC.
Notes to Financial Statements
August 31, 2011
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

     During the period ended August 31, 2008, the Company issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At August 31, 2011 there were no outstanding stock options or warrants.

4. INCOME TAXES

     As of August 31, 2011, the Company had net operating loss carry forwards of approximately $45,955 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2011.

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

CHANGES IN INTERNAL CONTROLS

As of the end of the period covered by this report, there have been no changes in PaperWorks' internal controls over financial reporting during the year ended August 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

The name, address, age and position of our officer and director is set forth below:

        Name and Address             Age              Position(s)
        ----------------             ---              -----------

     Rhoda Rizkalla                  45         President, Secretary,
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Rhoda Rizkalla, 2011     0          0           0           0          0             0            0          0
President,      2010     0          0           0           0          0             0            0          0
CEO, CFO        2009     0          0           0           0          0             0            0          0
and Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $7,750, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended August 31, 2011.

The total fees charged to the company for audit services, including quarterly reviews, were $7,750, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended August 31, 2010.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 28, 2011.

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

                                   PaperWorks, Inc., Registrant


November 28, 2011                  By: /s/ Rhoda Rizkalla
                                       -----------------------------------------
                                       Rhoda Rizkalla, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer