Form 10-Q
period 2011-11-30
PAPERWORKS INC.
filed 2011-12-28
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of December 27, 2011

ITEM 1. FINANCIAL STATEMENTS

PAPERWORKS INC.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                         November 30,        August 31,
                                                                             2011               2011
                                                                           --------           --------
                                                                           Unaudited          Audited
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $  8,306           $ 14,045
                                                                           --------           --------

      TOTAL ASSTS                                                          $  8,306           $ 14,045
                                                                           ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $     --           $     --
                                                                           --------           --------

      TOTAL CURRENT LIABILITIES                                                  --                 --
                                                                           --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
      6,000,000 common shares at par value                                    6,000              6,000
  Additional paid in capital                                                 54,000             54,000
                                                                           --------           --------
                                                                             60,000             60,000
  Deficit accumulated during the development stage                          (51,694)           (45,955)
                                                                           --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                              8,306             14,045
                                                                           --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  8,306           $ 14,045
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


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

PAPERWORKS INC.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                           Accumulated From
                                                   Three Months        Three Months       Inception Date of
                                                      Ended               Ended           April 30, 2008 to
                                                   November 30,         November 30,         November 30,
                                                      2011                 2010                 2011
                                                   ----------           ----------           ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                        $      115           $      105           $    1,440
  Filing and transfer agent fee                            --                  245                6,273
  Office expenses                                         174                  441               11,132
  Professional fees                                     5,450                3,700               30,128
  Travel expenses                                          --                   --                2,721
                                                   ----------           ----------           ----------

Total general and administrative expenses               5,739                4,491               51,694
                                                   ----------           ----------           ----------

Net loss                                           $   (5,739)          $   (4,491)          $  (51,694)
                                                   ==========           ==========           ==========

EARNINGS PER SHARE - BASIC AND DILUTED             $    (0.00)          $    (0.00)
                                                   ==========           ==========

WEIGHTED AVERAGE OUTSTANDING SHARES                 6,000,000            6,000,000
                                                   ==========           ==========

PAPERWORKS INC.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                Accumulated From
                                                            Three Months      Three Months     Inception Date of
                                                               Ended             Ended         April 30, 2008 to
                                                            November 30,       November 30,       November 30,
                                                               2011               2010               2011
                                                             --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                    $ (5,739)          $ (4,491)          $(51,694)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                               --                 --                 --
                                                             --------           --------           --------

          Net cash (used in) operating activities              (5,739)            (4,491)           (51,694)
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Loans from related party                                         --                 --                 --
  Shares subscribed for cash                                       --                 --             60,000
                                                             --------           --------           --------

          Net cash provided by financing activities                --                 --             60,000
                                                             --------           --------           --------

INVESTING ACTIVITIES                                               --                 --                 --
                                                             --------           --------           --------

          Net cash used for investing activities                   --                 --                 --
                                                             --------           --------           --------

Cash increase during the period                                (5,739)            (4,491)             8,306
Cash beginning of the period                                   14,045             24,629                 --
                                                             --------           --------           --------

Cash end of the period                                       $  8,306           $ 20,138           $  8,306
                                                             ========           ========           ========

PAPERWORKS INC.
Notes to Financial Statements
November 30, 2011
(A Development Stage Company)
(Expressed in US Dollars)
(UNAUDITED)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $51,694 as at November 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

At November 30, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

PAPERWORKS INC.
Notes to Financial Statements
November 30, 2011
(A Development Stage Company)
(Expressed in US Dollars)
(UNAUDITED)
--------------------------------------------------------------------------------

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

During the period ended August 31, 2008, the Company issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At November 30, 2011 there were no outstanding stock options or warrants.

4. INCOME TAXES

As of November 30, 2011, the Company had net operating loss carry forwards of approximately $51,694 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $51,694 in miscellaneous expenses through November 30, 2011. We incurred operating expenses of $5,739 and $4,491 for the three month periods ended November 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

The following table provides selected financial data about our company for the period from the date of incorporation through November 30, 2011. For detailed financial information, see the financial statements included in this report.

                      Balance Sheet Data:         11/30/2011
                      -------------------         ----------

                      Cash                          $8,306
                      Total assets                  $8,306
                      Total liabilities             $    0
                      Shareholders' equity          $8,306

Cash provided by financing activities from inception through November 30, 2011 was $60,000 consisting of $15,000 from the sale of our common stock to our director who purchased 3,000,000 shares of our common stock at $0.005 per share on August 31, 2008 and on July 13, 2009, management completed its S-1 registered offering by selling 3,000,000 common shares at $.015 per share to raise capital of $45,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $8,306 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

SUMMER 2011:

Our Card Designer attended the Stationery Show in New York in May and reported that attendance was lower than last year. She also reported that no new inventory or trends appears to stand out at the show. We will be focusing on special occasion cards and looking for niche stores to hold the new card racks. We are pricing out card racks that can be placed on a consignment basis at new retail locations for them to gauge interest in our products

FALL & WINTER 2011/2012

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in PaperWorks' internal controls over financial reporting during the quarter ended November 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-155966, at the SEC website at www.sec.gov:

Exhibit No.                        Description
-----------                        -----------

3.1           Articles of Incorporation*
3.2           Bylaws*
31.1          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934
31.2          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934
32.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101           Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PaperWorks, Inc., Registrant


December 27, 2011                       By: /s/ Rhoda Rizkalla
                                            ------------------------------------
                                            Rhoda Rizkalla, Director, President,
                                            Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer