Form 10-Q
period 2012-02-29
PAPERWORKS INC.
filed 2012-04-16
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of April 16, 2012

ITEM 1. FINANCIAL STATEMENTS

PAPERWORKS INC.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                         February 29,        August 31,
                                                                            2012               2011
                                                                          --------           --------
                                                                         Unaudited            Audited
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $  6,386           $ 14,045
                                                                          --------           --------

      TOTAL ASSTS                                                         $  6,386           $ 14,045
                                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $     --           $     --
  Loans from related parties                                                15,000                 --
                                                                          --------           --------
      TOTAL CURRENT LIABILITIES                                             15,000                 --
                                                                          --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
      6,000,000 common shares at par  value                                  6,000              6,000
  Additional paid in capital                                                54,000             54,000
                                                                          --------           --------
                                                                            60,000             60,000
  Deficit accumulated during the development stage                         (68,614)           (45,955)
                                                                          --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                            (8,614)            14,045
                                                                          --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  6,386           $ 14,045
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

Approved on behalf of the board

_______________________________, Director

_______________________________, Director

PAPERWORKS INC.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------


                                                                                                           Accumulated From
                                             Six Months      Six Months    Three Months    Three Months    Inception Date of
                                               Ended           Ended           Ended           Ended       April 30, 2008 to
                                            February 29,    February 28,    February 29,    February 28,     February 29,
                                                2012            2011            2012            2011             2012
                                             ----------      ----------      ----------      ----------       ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                  $      245      $      220      $      130      $      115       $    1,570
  Filing and transfer agent fee                      50             325              50              80            6,323
  Office expenses                                 1,664             767           1,490             326           12,622
  Professional fees                              20,700           5,450          15,250           1,750           45,378
  Travel expenses                                    --              --              --              --            2,721
                                             ----------      ----------      ----------      ----------       ----------
Total general and administrative expenses        22,659           6,762          16,920           2,271           68,614
                                             ----------      ----------      ----------      ----------       ----------

Net loss                                     $  (22,659)     $   (6,762)     $  (16,920)     $   (2,271)      $  (68,614)
                                             ==========      ==========      ==========      ==========       ==========

EARNINGS PER SHARE - BASIC AND DILUTED       $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                             ==========      ==========      ==========      ==========

WEIGHTED AVERAGE OUTSTANDING SHARES           6,000,000       6,000,000       6,000,000       6,000,000
                                             ==========      ==========      ==========      ==========

PAPERWORKS INC.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------


                                                                                                            Accumulated From
                                                    Six Months    Six Months   Three Months  Three Months   Inception Date of
                                                      Ended         Ended          Ended         Ended      April 30, 2008 to
                                                   February 29,  February 28,   February 29,  February 28,    February 29,
                                                       2012          2011           2012          2011            2012
                                                     --------      --------       --------      --------        --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                            $(22,659)     $ (6,762)      $(16,920)     $ (2,271)       $(68,614)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                       --            --             --            --              --
                                                     --------      --------       --------      --------        --------
          Net cash (used in) operating activities     (22,659)       (6,762)       (16,920)       (2,271)        (68,614)
                                                     --------      --------       --------      --------        --------

FINANCING ACTIVITIES
  Loans from related party                             15,000            --         15,000            --          15,000
  Shares subscribed for cash                               --            --             --            --          60,000
                                                     --------      --------       --------      --------        --------
          Net cash provided by financing activities    15,000            --         15,000            --          75,000
                                                     --------      --------       --------      --------        --------

INVESTING ACTIVITIES

          Net cash used for investing activities           --            --             --            --              --
                                                     --------      --------       --------      --------        --------

Cash increase during the period                        (7,659)       (6,762)        (1,920)       (2,271)          6,386
Cash beginning of the period                           14,045        24,629          8,306        20,138              --
                                                     --------      --------       --------      --------        --------

Cash end of the period                               $  6,386      $ 17,867       $  6,386      $ 17,867        $  6,386
                                                     ========      ========       ========      ========        ========

PAPERWORKS INC.
Notes to Financial Statements
February 29, 2012
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $68,614 as at February 29, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

At February 29, 2012, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

PAPERWORKS INC.
Notes to Financial Statements
February 29, 2012
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

During the period ended August 31, 2008, the Company issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At February 29, 2012 there were no outstanding stock options or warrants.

4. INCOME TAXES

As of February 29, 2012, the Company had net operating loss carry forwards of approximately $68,614 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $68,614 in miscellaneous expenses through February 29, 2012. We incurred operating expenses of $16,920 and $2,271 for the three month periods ended February 29, 2012 and February 28, 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. We incurred operating expenses of $22,659 and $6,762 for the six month periods ended February 29, 2012 and February 28, 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

The following table provides selected financial data about our company for the period from the date of incorporation through February 29, 2012. For detailed financial information, see the financial statements included in this report.

                    Balance Sheet Data:          02/29/2012
                    -------------------          ----------

                    Cash                          $  6,386
                    Total assets                  $  6,386
                    Total liabilities             $ 15,000
                    Shareholders' equity          $ (8,614)

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

LIQUIDITY AND CAPITAL RESOURCES

We currently have $6,386 cash in the bank which comprises our total assets. We do not expect to satisfy our cash requirements for business operations for the next 12 months with our current cash in the bank.

PLAN OF OPERATION

We have decided that we can not continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore we are looking for other potential business opportunities that might be available to us. However, we can provide no assurance that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 29, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in PaperWorks' internal controls over financial reporting during the quarter ended February 29, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                        PaperWorks, Inc., Registrant


April 16, 2012                          By: /s/ Rhoda Rizkalla
                                            ------------------------------------
                                            Rhoda Rizkalla, Director, President,
                                            Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer