Form 10-Q
period 2012-05-31
VUMEE INC.
filed 2012-07-20
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended May 31, 2012

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ____________ to ____________

                        Commission file number 000-53910


                                   VuMEE Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                35-2340897
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

50 E. Sample Rd., Suite 301, Pompano Beach, FL Lauderdale, FL      33064
       (Address of Principal Executive Offices)                  (Zip Code)

                                 (800) 854-0654
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

60,001,000 shares issued and outstanding as of July 20, 2012.

                                   VuMEE Inc.
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Result of Operations........................................  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  23

Item 4.  Controls and Procedures..........................................  23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................  24

Item 1A. Risk Factors.....................................................  24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......  24

Item 3.  Defaults Upon Senior Securities..................................  24

Item 4.  Mine Safety Disclosures..........................................  24

Item 5.  Other Information................................................  25

Item 6.  Exhibits.........................................................  25

SIGNATURES ...............................................................  27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the period, March 22, 2012 through May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

                                   VuMEE Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                                                    May 31, 2012
                                                                    ------------
ASSETS

Current assets:
  Cash                                                                $ 72,158
  Prepaid expenses                                                       2,860
                                                                      --------
Total current assets                                                    75,018
                                                                      --------
Property and equipment:
  Computer equipment                                                    42,016
  Furniture and fixtures                                                 2,000
  Leasehold improvements                                                 1,681
                                                                      --------
Total property and equipment                                            45,697

Less accumulated depreciation                                            1,000
                                                                      --------
Property and equipment, net                                             44,697
                                                                      --------
Other assets:
  Security deposits                                                     10,512
  Website development                                                  144,678
  Intangible assets, net                                               120,000
                                                                      --------
Total other assets                                                     275,190
                                                                      --------

Total assets                                                          $394,905
                                                                      ========


                  See notes to condensed financial statements.

                                   VuMEE Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (continued)
                                   (Unaudited)

                                                                    May 31, 2012
                                                                    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $  56,020

Long-term liabilities:
  Due to related party                                                 237,500
                                                                     ---------

Total liabilities                                                      293,520
                                                                     ---------

Commitments and contingencies

Stockholders' equity:
  Common Stock, $0.001 par value per share. 750,000,000
   shares authorized, 60,001,000 shares issued and
   outstanding at May 31, 2012                                          60,001
  Additional paid-in capital                                           439,999
  Accumulated deficit during the development stage                    (398,615)
                                                                     ---------
Total stockholders' equity                                             101,385
                                                                     ---------

Total liabilities and stockholders' equity                           $ 394,905
                                                                     =========


                  See notes to condensed financial statements.

                                   VuMEE Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)

                        Condensed Statement of Operations
                                   (Unaudited)

                                                                 From Inception
                                                                (March 22, 2012)
                                                                     through
                                                                  May 31, 2012
                                                                  ------------

Revenue                                                           $         --
                                                                  ------------
Expenses:
  Marketing and related expenses                                       146,290
  Computer and internet expenses                                       114,730
  Contract labor                                                        38,400
  Professional fees                                                     26,950
  Travel and related expenses                                           33,619
  Amortization and depreciation expenses                                 6,000
  Other general and administrative                                      32,626
                                                                  ------------
Total expenses                                                         398,615
                                                                  ------------
Loss before income taxes                                              (398,615)

Provision for income taxes                                                  --
                                                                  ------------

Net loss                                                          $   (398,615)
                                                                  ============
Basic and diluted net loss per share:
  Net loss per common share                                       $      (0.01)
                                                                  ============
  Net loss attributable to common stockholders                    $      (0.01)
                                                                  ============

Basic and diluted weighted average shares outstanding               60,000,174
                                                                  ============


                  See notes to condensed financial statements.

                                   VuMEE Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)

                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                 From Inception
                                                                (March 22, 2012)
                                                                     through
                                                                  May 31, 2012
                                                                  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(398,615)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization and depreciation                                      6,000
  Changes in operating assets and liabilities:
     Prepaid expenses                                                  (2,860)
     Security deposits                                                (10,512)
     Accounts payable                                                  56,020
                                                                    ---------
Net cash used in operating activities                                (349,967)
                                                                    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (45,697)
  Purchase of intangibles                                            (125,000)
  Increase in website development costs                              (144,678)
                                                                    ---------
Net cash used in investing activities                                (315,375)
                                                                    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans                                   237,500
  Proceeds from stockholders' equity                                  500,000
                                                                    ---------
Net cash provided by financing activities                             737,500
                                                                    ---------

Net increase in cash                                                   72,158
Cash at beginning of period                                                 0
                                                                    ---------

Cash at end of period                                               $  72,158
                                                                    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                     $      --
                                                                    ---------
  Income taxes paid                                                 $      --
                                                                    ---------


                  See notes to condensed financial statements.

                                   VuMEE Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)

                   Condensed Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                                Accumulated
                                                                                                  Deficit
                                                                                  Additional     During the
                                                             Common Stock          Paid in      Development
                                                        Shares       Par Value     Capital         Stage         Total
                                                        ------       ---------     -------         -----         -----
Sale of common stock on August 31, 2008
 at $0.005 per share                                   3,000,000      $  3,000     $ 12,000     $      --      $  15,000

Net loss                                                      --            --           --          (871)          (871)
                                                     -----------      --------     --------     ---------      ---------
Balance at August 31, 2008                             3,000,000         3,000       12,000          (871)        14,129

Sale of common stock on July 12, 2009
 at $0.015 per share                                   3,000,000         3,000       42,000            --         45,000

Net loss                                                      --            --           --       (12,716)       (12,716)
                                                     -----------      --------     --------     ---------      ---------
Balance at August 31, 2009                             6,000,000         6,000       54,000       (13,587)        46,413

Net loss                                                      --            --           --       (21,784)       (21,784)
                                                     -----------      --------     --------     ---------      ---------
Balance at August 31, 2010                             6,000,000         6,000       54,000       (35,371)        24,629

Net loss                                                      --            --           --       (10,584)       (10,584)
                                                     -----------      --------     --------     ---------      ---------
Balance at August 31, 2011                             6,000,000         6,000       54,000       (45,955)        14,045

Net loss from September 1, 2011 through
 May 16, 2012                                                 --            --           --       (22,659)       (22,659)

Effect of stock split 10-1 share of common stock      54,000,000        54,000      (54,000)           --             --

Cancellation of previously issued common stock       (30,000,000)      (30,000)      30,000            --             --

Issuance of common stock in exchange for 100%
 interest in Data Pangea, LLC                         30,001,000        30,001      478,613            --        508,614

Recapitalization of Paperworks, Inc. on reverse
 merger                                                       --            --      (68,614)       68,614             --

Net loss from inception March 22, 2012
 through May 31, 2012                                         --            --           --      (398,615)      (398,615)
                                                     -----------      --------     --------     ---------      ---------

Balance at May 31, 2012                               60,001,000      $ 60,001     $439,999     $(398,615)     $ 101,385
                                                     ===========      ========     ========     =========      =========


                   See notes to condensed financial statements

                                   VuMEE Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                  May 31, 2012
                                   (Unaudited)


1. NATURE AND CONTINUANCE OF OPERATIONS

VuMee Inc., F/K/A PaperWorks, Inc. ("the Company") was incorporated under the laws of State of Nevada on April 30, 2008, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year- end is August 31st. The Company is in the development stage.

The Company, pursuant to a Plan of Merger dated April 23, 2012, deemed it advisable that VuMee Inc. (it's wholly owned subsidiary) be merged into the Company with the Company remaining as the surviving corporation under the name "VuMEE Inc.".

Also on April 23, 2012, the Company voted to effect a split of its authorized, issued and outstanding shares of common stock on a one (1) old for ten (10) new basis, such that its authorized capital shall increase from 75,000,000 shares to 750,000,000 shares of common stock and, correspondingly, its issued and outstanding shares increased from 6,000,000 shares to 60,000,000 shares of common stock, all with a par value of $0.001; no fractional shares were issued in connection with the forward split, in the case of a fractional shares, the fractional share were rounded up.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $389,615, as of May 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

ACQUISITION

On May 17, 2012, the Company closed a share exchange agreement with Data Pangea, LLC, a Florida Limited Liability Company ("Data Pangea"), in exchange for 30,001,000 shares of its common stock. Concurrently a former director and officer cancelled 30,000,000 shares previously held.

This transaction was accounted for as a reverse merger. These statements contain the balance sheet and operations of Data Pangea before and after the merger. Since, Data Pangea was started in March 2012, there is no audited balance sheet at August 31, 2011 or nine month period ended May 31, 2012 or 2011 to present. Likewise, the activity during the three months ended May, 31, 2012 is the same as the activity in the period from inception, March 22, 2012 through May 31, 2012.

Data Pangea, LLC. is a limited liability company organized on March 22, 2012 under the laws of Florida. Data Pangea, LLC d/b/a VuMee was founded on the principle that celebrities should be monetized for video content that they publish to their social networks. Data Pangea is a development stage entity that was organized to purchase and utilize the intangible assets of a company related by certain common owners.

VuMee allows celebrities with a social network fan base ("Celebrities") the ability to generate revenue by simply uploading video content to their social networks. The VuMee platform allows Celebrities the ability to share in the advertising revenues with the Company.

VuMee is a fully functional celebrity video sharing platform via a mobile experience. VuMee has developed an automated mobile video content distribution network for distributing video content with paid advertising over mobile networks. VuMee's proprietary business model harnesses the global power of existing social networks, by providing a way to monetize Celebrities' friends and fans. VuMee provides the ability for anyone or any brand with a fan base, to upload video via the VuMee App on their mobile device or PC, and seamlessly share that content with their fan base. VuMee's proprietary business methodology and software provides the method of coupling paid advertising with video content which allows the Celebrity to generate revenue through the VuMee platform.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the period, March 22, 2012 through May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

DEVELOPMENT STAGE COMPANY

The Company complies with the ASC 915, its characterization of the Company as a Development Stage enterprise.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates.

RISKS AND UNCERTAINTIES

The Company's business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. If the Company is unsuccessful in securing adequate liquidity, its plans may be curtailed. Adverse changes in these areas could negatively impact the Company's financial position, results of operations and cash flows.

CASH

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (3- 15 years). Historical costs are reviewed and evaluated for their net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at May 31, 2012.

LONG-LIVED ASSETS

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any period ended May 31, 2012.

Depreciation expense from inception March 22, 2012 through May 31, 2012 was $1,000.

REVENUE RECOGNITION

Revenues of the Company will be from the sale of advertising on the web-site and video viewing platform. Revenues will be recognized once all of the following criteria have been met:

     *    persuasive evidence of an arrangement exists;
     *    delivery of VuMee's obligations to our customer has occurred;
     *    the price is fixed or determinable; and
     *    collectability of the related receivable is reasonably assured.

Advertising revenue is generated from the display of advertisements on our website and viewing platform. The arrangements are evidenced by either online acceptance of terms and conditions or contracts that stipulate the types of advertising to be delivered, the timing and the pricing. The typical term of an advertising arrangement is approximately 30 days with billing generally occurring after the delivery of the advertisement.

We will recognize revenue from the display of impression-based advertisements on our website in the contracted period when the impressions are delivered. Impressions are considered delivered when an advertisement appears in pages delivered to users.

We will also recognize revenue from the delivery of click-based advertisements on our website. Revenue associated with these advertisements is recognized in the period that a user clicks on an advertisement.

ADVERTISING

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company's operating expenses. Advertising expenses were $146,900 for the period from inception, March 22, 2012 through May 31, 2012.

RESEARCH AND DEVELOPMENT

Research expenditure is recognized as an expense when it is incurred. Development expenditure is recognized as an expense except that expenditure incurred on development projects are capitalized as long-term assets to the extent that such expenditure is expected to generate future economic benefits. Development expenditure is capitalized if, and only if an entity can demonstrate all of the following:

     1. its ability to measure reliably the expenditure attributable to the asset under development;
     2.   the product or process is technically and commercially feasible;
     3.   its future economic benefits are probable;
     4.   its ability to use or sell the developed asset;
     5. the availability of adequate technical, financial and other resources to complete the asset under development; and
     6.   its intention to complete the intangible asset and use or sell.

INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

EARNINGS PER SHARE

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, "Earnings per Share". Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Fair Value Measurement: In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). This ASU provides new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRSs. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The Company adopted ASU 2011-04 in this Form 10-Q for the three months ended May 31, 2012.

Comprehensive Income Presentation: In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011- 05"), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of the ASU 2011-05. The implementation of ASU 2011-05 did not have a material effect on the Company's financial statements.

Goodwill Impairment: In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment ("ASU 2011-08"). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted. The implementation of ASU 2011-08 did not have a material impact on the Company's financial statements.

Offsetting Asset and Liabilities: In December 2011, the FASB issued ASU 2011-11, "Disclosures about offsetting Assets and Liabilities" ("ASU 2011-11") requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company's future financial position, results of operation, or liquidity.

Other ASUs not effective until after May 31, 2012, are not expected to have a significant effect on the Company's financial position or results of operations.

3. FINANCIAL INSTRUMENTS AND FAIR VALUES

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and other assets approximates fair value due to the short-term maturities of these instruments.

The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

4. INTANGIBLE ASSETS

During 2011 and the first months of 2012, VuMee, LLC a Delaware limited liability company, was developing a social media video sharing platform. In March 2012, as part of a settlement agreement between members, VuMee, LLC transferred the intangible assets developed to VuMee Acquisition LLC, also a Delaware limited liability company.

On March 23, 2012 VuMee Acquisition and Data Pangea entered into an asset purchase agreement, whereby Data Pangea purchased all of the intangible assets of VuMee Acquisition. The final value of each asset and the allocation of the purchase price of the intangible assets has not yet been determined. Current estimates are listed below.

Certain members of VuMee, LLC and VuMee, Acquisition LLC also have an interest in Data Pangea. Due to the related party relationship, the recorded values of the intangible assets acquired by Data Pangea was limited to the consideration given.

Identifiable intangible assets at May 31, 2012 include the following:

                                                 Allocated         Amortization
                                               purchase price     Period (years)
                                               --------------     --------------
Trade names, logos, trademarks                   $ 10,000            10 years
Internet domain name                                2,000            10 years
Patents                                            45,000            10 years
Customer lists                                     11,000             5 years
Software                                           50,000             3 years
Website                                             2,000             3 years
Infrastructure - procedures, manuals, records       5,000             3 years
                                                 --------
      Total purchase price to allocate           $125,000
                                                 ========

Amortization expense for the period, March 22, 2012 through May 31, 2012 was $5,000.

5. DUE TO RELATED PARTY

As of May 31, 2012, the Company has loans payable to stockholders in the amount of $237,500. Interest at 12% per annum and will accrue with all unpaid interest and principal payable on September 1, 2013.

6. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 750,000,000 shares with a par value of one tenth of one cent ($0.001) per share. No other classes of shares are authorized.

On August 31, 2008, the company issued 3,000,000 pre-split shares of the common stock for total cash proceeds of $15,000.

On July 13, 2009, the Company issued 3,000,000 pre-split shares of common stock for total cash proceeds of $45,000.00.

On May 17, 2012 the Company issued 30,001,000 shares of its common stock for the acquisition of Data Pangea, LLC, and cancelled 30,000,000 shares of common stock of a former director and officer.

At May 31, 2012 there were no outstanding stock options or warrants.

As at May 31, 2012, the Company had 60,001,000 common shares issued and outstanding.

7. INCOME TAXES

As of May 31, 2012, the Company had net operating loss carry forwards of approximately $399,000 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The Company has open tax years for 2008 through 2011.

8. SUBSEQUENT EVENT

On June 29, 2012, our subsidiary, Data Pangea LLC, entered into a loan agreement with MLJP LLC, whereby MLJP has agreed to lend $350,000 to Data Pangea. This loan is evidenced by a promissory note pursuant to which the principal amount will be due and payable on the earlier of September 1, 2013. The loan will bear interest at the rate of 12% per annum, payable in quarterly, in arrears, commencing August 29, 2012, and quarterly thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Our unaudited condensed financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to shares of our common stock.

Our  company   undertakes  no  obligation  to  update  or  revise  publicly  any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean VuMEE Inc. unless otherwise indicated.

CORPORATE OVERVIEW

Our company was incorporated under the laws of State of Nevada on April 30, 2008 under the name PaperWorks, Inc., with an authorized capital of 75,000,000 common shares with a par value of $0.001.

On May 2, 2012, we filed Articles of Merger with the Nevada Secretary of State to change the name of our company to "VuMee Inc.", to be effected by way of a merger with our wholly-owned subsidiary VuMee Inc., which was created solely for the name change.

Also on May 2, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized and issued and outstanding shares of common stock on a 10 new for one (1) old basis and, consequently, our company's authorized capital increased from 75,000,000 to 750,000,000 shares of common stock and our issued and outstanding shares of common stock shall increased from 6,000,000 to 60,000,000 shares of common stock, all with a par value of $0.001.

These amendments became effective on May 8, 2012 upon approval from the Financial Industry Regulatory Authority ("FINRA").

The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on May 8, 2012. Our new symbol is "VUME". Our CUSIP number is 92922C105.

CURRENT BUSINESS

On May 17, 2012, our company closed a share exchange agreement with Data Pangea, LLC, a Florida limited liability company, in exchange for 30,001,000 shares of its common stock. Concurrently a former director and officer of our company cancelled 30,000,000 shares previously held.

This transaction was accounted for as a reverse merger. These statements contain the balance sheet and operations of Data Pangea before and after the merger. Since, Data Pangea was started in March 2012, there is no audited balance sheet at August 31, 2011 or nine month period ended May 31, 2012 or 2011 to present. Likewise, the activity during the three months ended May, 31, 2012 is the same as the activity in the period from inception, March 22, 2012 through May 31, 2012.

Data Pangea was a limited liability company, organized on March 22, 2012 under the laws of Florida. Data Pangea d/b/a VuMee was founded on the principle that celebrities should be monetized for video content that they publish to their social networks. Our company is a development stage entity that was organized to purchase and utilize the intangible assets of a company related by certain common owners.

VuMee allows celebrities with a social network fan base ("Celebrities") the ability to generate revenue by simply uploading video content to their social networks. The VuMee platform allows Celebrities the ability to share in the advertising revenues with our company.

VuMee is a fully functional celebrity video sharing platform via a mobile experience. VuMee has developed an automated mobile video content distribution network for distributing video content with paid advertising over mobile networks. VuMee's proprietary business model harnesses the global power of existing social networks, by providing a way to monetize Celebrities' friends and fans. VuMee provides the ability for anyone or any brand with a fan base, to upload video via the VuMee App on their mobile device or PC, and seamlessly share that content with their fan base. VuMee's proprietary business methodology and software provides the method of coupling paid advertising with video content which allows the Celebrity to generate revenue through the VuMee platform.

On June 29, 2012, our subsidiary, Data Pangea LLC, entered into a loan agreement with MLJP LLC, whereby MLJP has agreed to lend $350,000 to Data Pangea. This loan is evidenced by a promissory note pursuant to which the principal amount will be due and payable on the earlier of September 1, 2013. The loan will bear interest at the rate of 12% per annum, payable in quarterly, in arrears, commencing August 29, 2012, and quarterly thereafter.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2012 which are included herein. These statements include the activity of Data Pangea before and after the reverse merger. No comparable prior periods exist.

PERIOD FROM MARCH 22, 2012 (INCEPTION) THROUGH MAY 31, 2012.

                                                               Cumulative From
                                                                March 22, 2012
                                                                 (Inception)
                                                                   through
                                                                 May 31, 2012
                                                                 ------------
Revenues                                                           $     Nil
Expenses                                                           $ 398,615
Net Loss                                                           $(398,615)

EXPENSES

Our operating expenses for the period from inception (March 22, 2012) through May 31, 2012 are outlined in the table below:

                                                               Cumulative From
                                                                March 22, 2012
                                                                (Inception) to
                                                                 May 31, 2012
                                                                 ------------
Marketing and related expenses                                     $ 146,290
Computer and internet expenses                                     $ 114,730
Contract labor                                                     $  38,400
Professional fees                                                  $  26,950
Travel and related expenses                                        $  33,619
Amortization and depreciation expenses                             $   6,000
Other general and administrative                                   $  32,626

NET LOSS

For the three months ended May 31, 2012 we incurred a net loss of $398,614. Most of the expenses were due to marketing and computer expenses in an effort to realize our new business strategy.

LIQUIDITY AND CASH REQUIREMENTS

WORKING CAPITAL
                                                                      At
                                                                  May 31, 2012
                                                                  ------------
Current Assets                                                     $  75,018
Current Liabilities                                                $ 293,520
Working Capital                                                    $(218,502)

CASH FLOWS

                                                               Cumulative From
                                                                March 22, 2012
                                                                (Inception) to
                                                                 May 31, 2012
                                                                 ------------
Net Cash Provided by (Used in) Operating Activities                $(398,615)
Net Cash Provided by Financing Activities                          $ 737,500
Net Cash Provided by (Used In) Investing Activities                $(315,375)
Net Increase (Decrease) In Cash During The Period                  $  72,158

As of May 31, 2012 we had $72,158 in cash, current assets of $75,018, current liabilities of $293,520 and working capital of $218,502.

We currently have $72,158 cash in the bank. We do not expect to satisfy our cash requirements for business operations for the next 12 months with our current cash in the bank.

We had working capital of $18,998 at May 31, 2012. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution.

CASH FLOWS FROM INCEPTION MARCH 22, 2012 THROUGH MAY 31, 2012

CASH FLOWS USED IN OPERATING ACTIVITIES

Operating activities used net cash from inception on March 22, 2012 through May 31, 2012 of $349,967. Net cash used reflects an adjusted net loss for the year ended of $398,615, as adjusted for various items which impact net loss but do not impact cash during the period, such as changes in prepaid expenses ($2,860), security deposits ($10,512) and accounts payable $56,020 and adjustments for depreciation and amortization $6,000.

CASH FLOWS USED IN INVESTING ACTIVITIES

Our investing activities used $315,375 in net cash from inception on March 22, 2012 through May 31, 2012. Net cash used is composed primarily of purchases of furniture and equipment, website development costs and purchase of intangibles.

CASH FLOWS FROM FINANCING ACTIVITIES

Our financing activities provided cash in the amount $737,500 from inception on March 22, 2012 through May 31, 2012. Net cash provided was composed primarily of related party loans in the amount of $237,500 and initial contributions of capital of $500,000.

FUTURE FINANCING

If we do not generate substantial revenue from operations we will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and more particularly the market for an early development stage company stocks persist.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our development activities or perhaps even cease the operation of our business.

Since inception we have funded our operations primarily through equity financings and we expect that we will continue to fund our operations through the equity and debt financing if revenues are insufficient. If we raise additional financing by issuing equity securities, our existing stockholders' ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his, her, or its investment in our common stock. Further, we may continue to be unprofitable.

On June 29, 2012, our subsidiary, Data Pangea LLC, entered into a loan agreement with MLJP LLC, whereby MLJP has agreed to lend US$350,000 to Data Pangea. This loan is evidenced by a promissory note pursuant to which the principal amount will be due and payable on the earlier of September 1, 2013. The loan will bear interest at the rate of 12% per annum, payable in quarterly, in arrears, commencing August 29, 2012, and quarterly thereafter.

OFF BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Our unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the period, March 22, 2012 through May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

DEVELOPMENT STAGE COMPANY

Our company complies with the ASC 915, its characterization of our company as a Development Stage enterprise.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates.

RISKS AND UNCERTAINTIES

Our company's business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. If our company is unsuccessful in securing adequate liquidity, its plans may be curtailed. Adverse changes in these areas could negatively impact our company's financial position, results of operations and cash flows.

CASH

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (3- 15 years). Historical costs are reviewed and evaluated for their net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, our company believes that no impairment of property and equipment existed at May 31, 2012.

LONG-LIVED ASSETS

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, Our company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any period ended May 31, 2012.

Depreciation expense from inception March 22, 2012 through May 31, 2012 was $1,000.

REVENUE RECOGNITION

Revenues of our company will be from the sale of advertising on the web-site and video viewing platform. Revenues will be recognized once all of the following criteria have been met:

     *    persuasive evidence of an arrangement exists;
     *    delivery of VuMee's obligations to our customer has occurred;
     *    the price is fixed or determinable; and
     *    collectability of the related receivable is reasonably assured.

Advertising revenue is generated from the display of advertisements on our website and viewing platform. The arrangements are evidenced by either online acceptance of terms and conditions or contracts that stipulate the types of advertising to be delivered, the timing and the pricing. The typical term of an advertising arrangement is approximately 30 days with billing generally occurring after the delivery of the advertisement.

We will recognize revenue from the display of impression-based advertisements on our website in the contracted period when the impressions are delivered. Impressions are considered delivered when an advertisement appears in pages delivered to users.

We will also recognize revenue from the delivery of click-based advertisements on our website. Revenue associated with these advertisements is recognized in the period that a user clicks on an advertisement.

ADVERTISING

The costs of advertising are expensed as incurred. Advertising expenses are included in our company's operating expenses. Advertising expenses were $146,900 for the period from inception, March 22, 2012 through May 31, 2012.

RESEARCH AND DEVELOPMENT

Research expenditure is recognized as an expense when it is incurred. Development expenditure is recognized as an expense except that expenditure incurred on development projects are capitalized as long-term assets to the extent that such expenditure is expected to generate future economic benefits. Development expenditure is capitalized if, and only if an entity can demonstrate all of the following:

     1. its ability to measure reliably the expenditure attributable to the asset under development;
     2.   the product or process is technically and commercially feasible;
     3.   its future economic benefits are probable;
     4.   its ability to use or sell the developed asset;
     5. the availability of adequate technical, financial and other resources to complete the asset under development; and
     6.   its intention to complete the intangible asset and use or sell.

INCOME TAXES

Our company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The company has open tax years for 2008 through 2011.

EARNINGS PER SHARE

Our company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, "Earnings per Share". Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of our company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROLS

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2012 we issued 30,001,000 shares of our common stock for the acquisition of Data Pangea, LLC, and cancelled 30,000,000 shares of common stock of a former director and officer. We have issued all of the shares pursuant to an exemption from registration requirements relying on Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Effective May 17 2012, Stacie Daley resigned as secretary of our company. Ms. Daley's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Ms. Daley's resignation, we appointed Louis Rosen, our chief financial officer, chief operating officer and director, as secretary of our company, effective May 17, 2012.

Also effective May 17, 2012, we decreased the number of directors on our board of directors to two (2). Our board of directors now consists of Louis Rosen and Michael Spiegel.

ITEM 6. EXHIBITS

Exhibit No.                        Description
-----------                        -----------

(2)      PLAN  OF  ACQUISITION,  REORGANIZATION,   ARRANGEMENT,  LIQUIDATION  OR
         SUCCESSION

2.1 Share Exchange Agreement between VuMee Inc. and Data Pangea LLC dated May 7 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2012)

(3)      ARTICLES OF INCORPORATION; BYLAWS

3.1      Articles  of   Incorporation   (incorporated   by   reference   to  our
         Registration Statement on Form S-1 filed on December 5, 2008)

3.2 Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 5, 2008)

3.3 Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2012)

3.4 Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2012)

(10)     MATERIAL CONTRACTS

10.1 NFS Lease Agreement for equipment dated March 3, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on May 25, 2012)

10.2 Agreement with Cogent Communications dated March 28, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on May 25, 2012)

10.3     Agreement  with  Terremark  dated  April  16,  2012   (Incorporated  by
         reference to our Current Report on Form 8-K filed on May 25, 2012)

10.4 Agreement with NTT Communications dated April 23, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on May 25, 2012)

10.5 Agreement with American Registry for Internet Numbers, Ltd. Dated April 30, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on May 25, 2012)

10.6 Agreement with Open X Banner Ads and Video dated May 7, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on May 25, 2012)

10.7 Loan Agreement among Data Pangea LLC and MLJP LLC dated June 29, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on July 6, 2012)

(31)     RULE 13A-14 / 15D-14 CERTIFICATIONS

31.1* Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)     SECTION 1350 CERTIFICATIONS

32.1*    Certification  of  Acting  Principal   Executive  Officer  relating  to
         Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2*    Certification  of  Acting  Principal   Financial  Officer  relating  to
         Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101**    INTERACTIVE DATA FILES
101.INS  XBRL Instance Document
101.SCH  XBRL Taxonomy Extension Schema Document
101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF  XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  XBRL Taxonomy Extension Label Linkbase Document
101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith.
** Submitted herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           VuMEE Inc.


Dated: July 20, 2012       By: /s/ Michael Spiegel
                               -------------------------------------------------
                               Michael Spiegel
                               President, Chief Executive Officer and Director (Principal Executive Officer)


                           By: /s/ Louis Rosen
                               -------------------------------------------------
                               Louis Rosen
                               Chief Financial Officer, Chief Operating Officer, Secretary and Director
                               (Principal Financial Officer and Principal
                               Accounting Officer)