Form 10-K
period 2012-08-31
VUMEE INC.
filed 2012-10-17
CIK 1440819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF     1934

    For the fiscal year ended August 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ___________________ to __________________

                        Commission file number: 000-53910

                                   VUMEE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 NEVADA                                           35-2340897
      (State or other jurisdiction of                          (I.R.S. Employer
      Incorporation or organization)                         Identification No.)

             50 E. SAMPLE RD.
               SUITE 301
        POMPANO BEACH, FLORIDA                                      33064
(Address of principal executive offices)                          (Zip Code)

                  Registrant's telephone number (800) 854-0654

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 21, 2012, the Registrant had 60,001,000 shares of common stock issued and outstanding. No market value had been computed based upon the fact that no active trading market had been established as of September 21, 2012.

The number of shares of Common Stock issued and outstanding as of August 31, 2012 was 60,001,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended August 24, 1980).

                                   VuMEE, Inc.

                                 FORM 10-K INDEX

10-K - YEAR END REPORT                                                      PAGE
                                                                            ----
PART I

ITEM 1    BUSINESS                                                             4
ITEM 1A   RISK FACTORS                                                         5
ITEM 1B   UNRESOLVED STAFF COMMENTS                                            5
ITEM 2    PROPERTIES                                                           5
ITEM 3    LEGAL PROCEEDINGS                                                    5
ITEM 4    MINE SAFETY DISCLOSURES                                              5

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITES                    6
ITEM 6    SELECTED FINANCIAL DATA                                              8
ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                            8
ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS         15
ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                          15
ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                            15
ITEM 9A   CONTROLS AND PROCEDURES                                             15
ITEM 9B   OTHER INFORMATION                                                   16

PART III

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE              16
ITEM 11   EXECUTIVE COMPENSATION                                              18
ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                     19
ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS
          INDEPENDENCE                                                        21
ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES                              21

PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES                             22

SIGNATURES                                                                    23

                           FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our audited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Unless otherwise specified in this annual report, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to shares of our common stock.

Our  company   undertakes  no  obligation  to  update  or  revise  publicly  any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this annual report, the terms "we", "us", "our" and "our company" mean VuMee, Inc. unless otherwise indicated.

                                     PART I

ITEM 1. BUSINESS

HISTORY OF VUMEE, INC.

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

RECENT ACTIVITIES; STATUS OF THE COMPANY

On May 17, 2012, the Company closed a share exchange agreement with Data Pangea, LLC, a Florida Limited Liability Company ("Data Pangea"), in exchange for 30,001,000 shares of its common stock. Concurrently a former director and officer cancelled 30,000,000 shares previously held.

This transaction was accounted for as a reverse merger. These statements contain the balance sheet and operations of Data Pangea before and after the merger. Since, Data Pangea was started in March 2012, there is no audited balance sheet at August 31, 2011.

Data Pangea, LLC.is a limited liability company organized on March 22, 2012 under the laws of Florida. Data Pangea, LLC d/b/a VuMee was founded on the principle that celebrities should be monetized for video content that they publish to their social networks. Data Pangea is a development stage entity that was organized to purchase and utilize the intangible assets of a company related by certain common owners.

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

On June 29, 2012, our subsidiary, Data Pangea LLC, entered into a loan agreement with MLJP LLC, whereby MLJP has agreed to lend $350,000 to Data Pangea. This loan is evidenced by a promissory note pursuant to which the principal amount will be due and payable on the earlier of September 1, 2013. The loan bears interest at the rate of 12% per annum, payable in quarterly, in arrears, commencing August 29, 2012, and quarterly thereafter.

EMPLOYEES

Currently, we have 9 employees. We do not foresee any significant changes in the number of employees we will have over the next twelve months.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined by Securities and Exchange Commission ("SEC") regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company," as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

ITEM 2. PROPERTIES

VuMEE is leasing corporate office space located in Pompano Beach, Florida from an unrelated third party. The lease was effective May 4, 2012, and provides for a term of three years and two months with monthly rental payments of approximately $2,700 with 3% annual increases. The lease provides for a one, three year renewal unless either party provides at least 30 days' prior written notice to the other of its intent to terminate the lease upon expiration of the then-current term. The total rents paid 2012 were approximately $7,800.

ITEM 3. LEGAL PROCEEDINGS

As of August 31, 2012, the Company is not involved in any material claim, lawsuit or legal proceeding. From time to time, the Company is a party to disputes and claims arising in the normal course of its business. The Company's management believes that none of these actions, standing alone or in the aggregate, is currently material to the Company's operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is currently listed for quotation on the Over-the-Counter Bulletin Board ("OTCBB"), under the symbol " VUME".

The following table sets forth the range of high and low bid prices per share of the Company's Common Stock for each of the quarters, as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PRICE PERIOD                                         HIGH         LOW
-------------                                        ----         ---
Fiscal Year Ended August 31, 2012
  First Quarter                                      $ .01       $ .01
  Second Quarter                                       .01         .01
  Third Quarter                                        .01         .01
  Fourth Quarter                                       .01         .01

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Other than as previously disclosed, there were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2012.

HOLDERS

Based on information provided by the Company's registrar and transfer agent, the Company had 26 holders of Common Stock of record as of August 31, 2012.

DIVIDENDS

The Company did not pay dividends on its common stock in fiscal 2012, and has no present plans or intention (and not present ability) to pay dividends in the future. The payment of cash dividends is a matter within the discretion of the

Board, and will depend upon the Company's earnings, cash on hand, financial and legal requirements and restrictions and other relevant factors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth summary information regarding options granted and outstanding under equity compensation plans previously approved and not previously approved by the Company's stockholders. As of August 31, 2012, there were no outstanding or exercisable options, warrants, or rights to purchase shares of the Company's Common Stock.


                                                                                               Number of Securities
                                                                                             Remaining Available for
                              Number of Securities to be                                      Future Issuance Under
                               Issued Upon Exercise of       Weighted-Average Exercise      Equity Compensation Plans
                                 Outstanding Options,      Price of Outstanding Options,      (excluding securities
   Plan Category                 Warrants and Rights           Warrants and Rights           reflected in column (a))
   -------------                 -------------------           -------------------           ------------------------
Equity Compensation Plans               -0-                           n/a                              -0-
Approved by Security
Holders

Equity Compensation Plans Not            --                           --                                --
Approved by Security Holders

     TOTAL                              -0-                           n/a                              -0-

UNREGISTERED SALES AND REPURCHASES BY THE COMPANY

During the fiscal year ended August 31, 2012, there were no equity securities issued or sold by the Company that were not registered under the Securities Act of 1933, as amended. During the fiscal year ended August 31, 2012, there were no repurchases of securities by the Company.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company," as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this Item.

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

Data is a limited liability company, organized on March 22, 2012 under the laws of Florida. Data d/b/a VuMee was founded on the principle that celebrities should be monetized for video content that they publish to their social networks. Our company is a development stage entity that was organized to purchase and utilize the intangible assets of a company related by certain common owners.

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

On June 29, 2012, our subsidiary Data Pangea LLC entered into a loan agreement with MLJP LLC, whereby MLJP has agreed to lend US$350,000 to Data Pangea. This loan is evidenced by a promissory note pursuant to which the principal amount will be due and payable on September 1, 2013. The loan will bear interest at the rate of 12% per annum, payable in quarterly, in arrears, commencing August 29, 2012, and quarterly thereafter.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the fiscal year ended August 31, 2012 which are included herein.

FOR THE PERIOD FROM MARCH 22, 2012(INCEPTION) THROUGH AUGUST 31, 2012.

                                                             Cumulative From
                                                              March 22, 2012
                                                              (Inception) to
                                                                 August 31,
                                                                   2012
                                                                ----------

Revenues                                                        $      Nil
Expenses                                                        $  591,994
Net Loss                                                        $ (591,994)

EXPENSES

Our operating expenses for the period from March 22, 2012 (inception) to August 31, 2012 are outlined in the table below:

                                                             Cumulative From
                                                              March 22, 2012
                                                              (Inception) to
                                                                 August 31,
                                                                   2012
                                                                ----------

Computer and internet expenses                                  $  171,373
Marketing and related expenses                                  $  141,373
Salary expenses                                                 $   80,818
Professional fees                                               $   54,228
Travel and related expenses                                     $   40,338
Contract labor                                                  $   38,400
Amortization and depreciation
expenses                                                        $   15,034
Other general and administrative                                $   50,671

NET LOSS

For the period from March 22, 2012 (inception) to August 31, 2012 we incurred a net loss of $591,994. Most of the expenses were due to marketing and computer expenses in an effort to realize our new business strategy.

LIQUIDITY AND CASH REQUIREMENTS

WORKING CAPITAL
                                                                    At
                                                                 August 31,
                                                                   2012
                                                                ----------

Current Assets                                                  $  33,157
Current Liabilities                                             $  238,316
Working Capital                                                 $ (205,159)

CASH FLOWS

                                                             Cumulative From
                                                              March 22, 2012
                                                              (Inception) to
                                                                 August 31,
                                                                   2012
                                                                ----------

Net Cash  (Used in) Operating Activities                        $ (502,016)
Net Cash (Used In) Investing Activities                         $ (527,687)
Net Cash Provided by Financing Activities                       $1,060,000
NET INCREASE IN CASH DURING THE PERIOD                          $   30,297

As of August 31, 2012 we had $30,297 in cash, current assets of $33,157, current liabilities of $238,316 and working capital of ($205,159).

We currently have $30,297 cash in the bank. We do not expect to satisfy our cash requirements for business operations for the next 12 months with our current cash in the bank.

We had working capital of ($205,159) at August 31, 2012. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution.

CASH FLOWS FROM MARCH 22, 2012 (INCEPTION) THROUGH AUGUST 31, 2012

CASH FLOWS USED IN OPERATING ACTIVITIES

Operating activities used net cash from March 22, 2012 (inception) through August 31, 2012 of ($502,016). Net cash used reflects an adjusted net loss for the year ended of $591,994, as adjusted for various items which impact net loss but do not impact cash during the period, such as changes in prepaid expenses ($2,860), security deposits ($10,512) and accounts payable $88,316 and adjustments for depreciation and amortization $15,034.

CASH FLOWS USED IN INVESTING ACTIVITIES

Our investing activities used $527,687 in net cash from March 22, 2012 (inception) through August 31, 2012. Net cash used is composed primarily of purchases of furniture and equipment, website development costs and purchase of intangibles.

CASH FLOWS FROM FINANCING ACTIVITIES

Our financing activities provided cash in the amount $1,060,000 from March 22, 2012 (inception) through August 31, 2012. Net cash provided was composed primarily of related party loans in the amount of $410,000, proceeds received on notes payable in the amount of $150,000, and initial contributions of capital of $500,000.

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

On June 29, 2012, our subsidiary Data Pangea LLC entered into a loan agreement with MLJP LLC, whereby MLJP has agreed to lend US $350,000 to Data Pangea. This loan is evidenced by a promissory note pursuant to which the principal amount will be due and payable on the earlier of September 1, 2013. The loan will bear interest at the rate of 12% per annum, payable in quarterly, in arrears, commencing August 29, 2012, and quarterly thereafter. MLJP LLC (Majority Stockholder) is a 45% shareholder of the Company.

During August 2012, additional loans were made totaling $60,000.

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

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (3- 15 years). Historical costs are reviewed and evaluated for their net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, our company believes that no impairment of property and equipment existed at August 31, 2012.

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

Depreciation expense from inception March 22, 2012 through August 31, 2012 was $3,826.

REVENUE RECOGNITION

Revenues of our company will be from the sale of advertising on the web-site and video viewing platform. Revenues will be recognized once all of the following criteria have been met:

     *    persuasive evidence of an arrangement exists;
     *    delivery of Facebook's obligations to our customer has occurred;
     *    the price is fixed or determinable; and
     *    collectability of the related receivable is reasonably assured.

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

ADVERTISING

The costs of advertising are expensed as incurred. Advertising expenses are included in our company's operating expenses. Advertising expenses were $0 for the period from March 22, 2012 (inception) through August 31, 2012.

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

Note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled "Forward-Looking Statements" on page 4 for important information to consider when evaluating such statements and related notes included under Item 8 hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The accompanying financial statements of the Company and report of independent registered public accounting firm required by this item are filed herewith as Exhibit F and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 31, 2012. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of August 31, 2012, the disclosure controls and procedures are effective.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of August 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that its internal control over financial reporting was effective as of August 31, 2012. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to SEC rules that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has not adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions held with respect to each executive officer and each member of the Board of Directors of the Company as of August 31, 2012.

    Name           Age              Position                             Since
    ----           ---              --------                             -----

Michael Spiegel    43       Chief Executive Officer,                  March 2012
                            President, and Director

Lou Rosen          58       Chief Financial Officer,                  March 2012
                            Chief Operating Officer, and Director

MICHAEL SPIEGEL has served as a Director of the Company since March 2012 and as the Company's Acting Principal Executive Officer since March 2012. Michael Spiegel was appointed as Chief Executive Officer. Michael Spiegel is an established entrepreneur with a history of incubating technology startups since 1996. He has been an integral part in developing the burgeoning South Florida technology sector. Mr. Spiegel was the President of MNS Holdings, a real estate holding company located in Fort Lauderdale, Florida, from 2005 to 2011. In 1998 he founded WebUnited, one of the first regional ISP's in South Florida, and was its CEO until it was sold in 2004. Prior to that, he served as the CEO of Protectpoint Security, a managed security platform for small to mid-sized businesses.

LOU ROSEN has served as a Director of the Company since March 2012, and is currently the Company's Acting Principal Financial Officer. Mr. Lou Rosen was appointed as Chief Operating Officer of the Company. Rosen brings over three decades of experience to VuMee. Prior to joining VuMee, Rosen was an integral part of his family's business, Lynn Electronics Corporation, one of the foremost providers of data and telecommunications products in the industry. Philadelphia, PA native, Lou Rosen received a BS in Education from Temple University in 1976 and continued his education at Temple earning a Juris Doctorate in 1980. Rosen's professional track record with Lynn Electronics Corporation shows great success and prowess. Since Lou Rosen's involvement, Lynn Electronics Corp. has expanded rapidly. As the retail telecom industry grew in the 1980s, Lynn went in a new direction and focused on manufacturing low voltage wire and cable. Keystone Wire & Cable emerged as the distribution arm of Lynn Electronics Corp. Rosen grew Keystone Wire & Cable by opening a warehouse in Pompano Beach, FL. His business model was extremely successful and, through relationships with competitors, Rosen coordinated negotiations to acquire a small local competitor.

FAMILY RELATIONSHIPS

There are no family relationships between any of the Company's executive officers and directors.

CODE OF ETHICS

The Company has not adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller or any other persons performing similar functions.

AUDIT COMMITTEE

The Company does not have a separately-designated, standing audit committee (the "Audit Committee"). The Company's Audit Committee comprises of the Board of Directors. During the 2012 fiscal year, the Audit Committee met with the management and independent auditors of the Company. The Audit Committee reviews the scope of the Company's accountants' engagement, including the remuneration to be paid, and reviews the independence of the auditors. The Audit Committee, with the assistance of appropriate personnel, reviews the Company's annual financial statements and the independent auditor's report, including any significant reporting and operational issues; corporate policies and procedures as they relate to accounting and financial reporting and financial controls; any litigation to which the Company is a party; and use by the Company's executive officers of expense accounts and other non-monetary perquisites, if any. The Audit Committee may direct the Company's legal counsel, independent auditors and internal staff to inquire into and report to it on any matter having to do with the Company's accounting or financial procedures or reporting.

The Board of Directors has not adopted a written charter for the Audit Committee. The Board of Directors has determined that none of its Directors are considered an "audit committee financial expert" within the meaning of that term as defined in Item 407(d)(5)(ii) of Regulation S-K by the SEC pursuant to
Section 407 of the Sarbanes-Oxley Act of 2002, as amended. The Company does not have an audit committee financial expert serving on its Audit Committee (as the Company is not presently engaged in active operations).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company's knowledge, based solely on its review of copies of filed reports (if any) furnished to the Company or written representations that no other reports were required, the Company believes that during the year ended August 31, 2012, its officers, directors and greater than ten percent (10%) beneficial owners complied with all Securities Exchange Act of 1934 Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation paid by the Company to Michael Spiegel, the Company's Chief Executive Officer, and Lou Rosen, the Company's Chief Financial Officer, for the fiscal year ended August 31, 2012 (as applicable). Mr. Spiegel and Mr. Rosen are collectively referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

     Name and                                              Option
Principal Position        Year   Salary($)   Bonus($)   awards($)(1)(2)    Total
------------------        ----   ---------   --------   ---------------    -----

Michael Spiegel           2012     -0-         -0-            -0-           -0-
Chief Executive Officer
and President

Lou Rosen                 2012     -0-         -0-            -0-           -0-
Chief Financial Officer

----------
(1) The Company does not have any employment contract or termination of employment or change in control agreement with any Named Executive Officer.
(2) The amounts in this column (if any) do not reflect compensation actually received by the Named Executive Officer nor do they reflect the actual value that will be recognized by the Named Executive Officer.

COMPENSATION OF DIRECTORS

The Board of Directors is not  compensated  for each regular meeting they attend
and  are  also  not  reimbursed  for  out-of-pocket   expenses  associated  with
attendance.

                              Director Compensation

                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Michael Spiegel    -0-         -0-        -0-          -0-              -0-            -0-           -0-

Lou Rosen          -0-         -0-        -0-          -0-              -0-            -0-           -0-

----------
(1) No directors fee were paid for attendance at the 2012 annual meeting of stockholders and attendance at regular Board meeting in 2012.

OPTION GRANTS IN 2012

The Company granted no stock options during the year ended August 31, 2012, and as of August 31, 2012 the Company had no stock options outstanding or exercisable.

FISCAL YEAR END OPTION VALUES

There were no stock options exercised by any Named Executive Officer during 2012. As of August 31, 2012, there were no stock options outstanding or exercisable.

EMPLOYMENT CONTRACTS

The Company has no employment agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors does not have a separate compensation committee, or any other committee performing similar functions. Rather, the entire Board of Directors acts as a compensation committee. The Company has only one part-time employee. The Board of Directors does not believe the Company would derive any significant benefit from a separate compensation committee.

The Board of Directors, in the foregoing capacity, has determined to compensate non-employee directors as provided under the heading "Compensation of Directors" above, and to compensate executive officers as provided above.

COMPENSATION COMMITTEE REPORT

As a "smaller reporting company," as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to review or discuss the Compensation Discussion and Analysis required by ss.229.402(b).

                               Board of Directors

                                Michael Spiegel
                                   Lou Rosen

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth summary information regarding equity compensation
plans  previously   approved  and  not  previously  approved  by  the  Company's stockholders as of August 31, 2012.




                              Number of Securities to be                                       Number of Securities
                               Issued Upon Exercise of       Weighted-Average Exercise       Remaining Available for
                                 Outstanding Options,      Price of Outstanding Options,      Future Issuance Under
   Plan Category                 Warrants and Rights           Warrants and Rights          Equity Compensation Plans
   -------------                 -------------------           -------------------          -------------------------
Equity Compensation Plans               -0-                           --                               --
Approved by Security
Holders

Equity Compensation Plans Not           -0-                           --                               --
Approved by Security Holders

     TOTAL                              -0-                           --                               --

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of August 31, 2012, the Common Stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of the outstanding shares of such Common Stock. "Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, you "beneficially" own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a Director or trustee, or a contract or understanding) have or share the power to vote or sell the stock or have the right to acquire it within 60 days.

                                                                         Percentage of
                                                            Shares           Class
                                                         Beneficially     Beneficially     Title of
Name (1)                     Current Title                  Owned            Owned           Class
--------                     -------------                  -----            -----           -----
Michael Spiegel     Director; Chief Executive Officer        -0-               *             Common
                    and President

Lou Rosen           Director; Chief Financial Officer        -0-               *             Common

All Directors and
 Executive Officers
 as a Group
 (2 Persons)                                                 -0-               *             Common

----------
*    Less than 1.0%.
(1) The address for all persons listed above is c/o VuMEE, Inc., 50 E. Sample Road, Suite 301, Pompano Beach, Florida 33064.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes certain transactions or relationships between the Company and its officers, directors and certain related parties in which any of them had a direct or indirect material interest.

Except as otherwise stated below, all transactions between and among the Company and its subsidiaries described below, its executive officers and the subsidiaries and each of their respective affiliates may involve conflicts of interest. The Company believes that transactions with affiliates have been made on terms no less favorable to the Company than those available from unaffiliated third parties.

FUNDING ARRANGEMENTS AND WORKING CAPITAL LOANS

Because the Company expects to exhaust its limited cash resources, and does not have any active business operations to generate cash flow to fund its operating expenses, the Company will need to raise additional cash before its cash resources are exhausted or cease operations and liquidate.

During the past year, the Company had relied upon the Majority Stockholder to fund operations and expenses (and to extend maturities on indebtedness funded by the Majority Stockholder). The Majority Stockholder has no commitment or obligation to provide additional funding or financing to the Company (or to extend maturities on existing indebtedness), based on a recent communication with the Majority Stockholder, the Company anticipates receiving an additional working capital loan from the Majority Stockholder during the fiscal year 2013.

During fiscal year ended August 31, 2012, the Company received loans from its Majority Stockholder in the amount of $410,000.

DIRECTOR INDEPENDENCE

The members of the Board of Directors are not all "independent" under the definition of independence pursuant to NASDAQ National Market ("NASDAQ") listing standards. None of the members of the Audit Committee are "independent" under the definition of independence for audit committee members pursuant to the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Drake & Klein, CPAs regarding the audit of the Company's financial statements for the fiscal year ended August 31, 2012 was approximately $7,500 each year. The aggregate fees billed by Drake & Klein, CPAs regarding the reviews of the financial statements included in the Company's Forms 10-Q for the fiscal year ended August 31, 2012 was $2,500.

AUDIT-RELATED FEES

The aggregate fees billed for audit-related services rendered by Drake & Klein, CPAs to the Company, during the fiscal years ended August 31, 2012, was $0.

TAX FEES

The aggregate fees billed for tax-related services provided by Drake & Klein, CPAs in connection with tax compliance, tax advice and tax planning services for the fiscal year ended August 31, 2012, was approximately $0. Drake & Klein, CPAs did not prepared the Company's income tax returns for the fiscal year ended August 31, 2012 and provided no tax-related services during the fiscal year ended August 31, 2012.

ALL OTHER FEES

The Company paid additional fees to Tracy Weintraub, PA for the fiscal year ended August 31, 2012, is $8,000. (for general business consulting).

PRE-APPROVAL OF SERVICES BY THE EXTERNAL AUDITOR

The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company's external auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve, the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Of the AUDIT-RELATED FEES, TAX FEES and ALL OTHER FEES described above, the Audit Committee pre-approved the fees billed.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

     Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

     All schedules have been omitted because they are inapplicable or the information is provided in the financial statements, including the notes thereto.

(a)(3) Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VuMEE, INC.


                                       By: /s/ Michael Spiegel
                                           -------------------------------------
                                           Michael Spiegel
                                           Chief Executive Officer and President


                                       By: /s/ Lou Rosen
                                           -------------------------------------
                                           Lou Rosen
                                           Chief Financial Officer

Dated: October 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   SIGNATURE                                        TITLE                                        DATE
   ---------                                        -----                                        ----


/s/ Michael Spiegel
-----------------------------      Chief Executive Officer, President and Director         October 16, 2012
Michael Spiegel                    Principal Executive Officer


/s/ Lou Rosen
-----------------------------      Chief Financial Officer and Director                    October 16, 2012
Lou Rosen                          Principal Financial and Accounting Officer

                                   "EXHIBIT F"

                          INDEX TO FINANCIAL STATEMENTS

VuMEE, Inc.                                                                 PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm ..................   F-2

Balance Sheet as of August 31, 2012 ......................................   F-3

Statement of Operations from March 22, 2012 (Inception) through
August 31, 2012 ..........................................................   F-5

Statement of Stockholders' Deficiency from March 22, 2012 (Inception)
through August 31, 2012 ..................................................   F-6

Statement of Cash Flows from March 22, 2012 (Inception) through
August 31, 2012 ..........................................................   F-7

Notes to Financial Statements ............................................   F-8

DRAKE & KLEIN CPAS
A PCAOB REGISTERED ACCOUNTING FIRM


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
VuMEE, Inc.

We have audited the accompanying balance sheet of VuMEE, Inc. as of August 31, 2012, and the related statement of operations, stockholders' deficiency, and cash flows from March 22, 2012 (Inception) through August 31, 2012 then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VuMEE, Inc. as from March 22, 2012 (Inception) through August 31, 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Drake & Klein CPAs
---------------------------------
Drake & Klein CPAs
Clearwater, Florida
September 21, 2012

PO Box 2493                                              2451 McMullen Booth Rd.
Dunedin, FL  34697-2493                                                Suite 210
727-512-2743                                          Clearwater, FL  33759-1362

                                   VuMEE, Inc.
                             F/K/A Paperworks, Inc.
                          (A Development Stage Company)

                                  Balance Sheet

                                                                 August 31, 2012
                                                                 ---------------
ASSETS

Current assets:
  Cash                                                              $ 30,297
  Prepaid expenses                                                     2,860
                                                                    --------
Total current assets                                                  33,157
                                                                    --------
Property and equipment:
  Computer equipment                                                  64,810
  Furniture and fixtures                                               2,000
  Leasehold improvements                                               1,681
                                                                    --------
Total property and equipment                                          68,491

Less accumulated depreciation                                          3,826
                                                                    --------
Property and equipment, net                                           64,665
                                                                    --------
Other assets:
  Security deposits                                                   10,512
  Website development                                                334,196
  Intangible assets, net                                             113,792
                                                                    --------
Total other assets                                                   458,500
                                                                    --------

Total assets                                                        $556,322
                                                                    ========


   The accompanying notes are an integral part of these financial statements.

                                   VuMEE, Inc.
                             F/K/A Paperworks, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (continued)

                                                                 August 31, 2012
                                                                 ---------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                  $  88,316
  Note payable                                                        150,000
                                                                    ---------
Total current liabilities                                             238,316
                                                                    ---------
Long-term liabilities:
  Due to related party                                                410,000
                                                                    ---------

Total liabilities                                                     648,316
                                                                    ---------

Commitments and contingencies

Stockholders' deficiency:
  Common Stock, $0.001 par value per share. 750,000,000
   shares authorized, 60,001,000 shares issued and
   outstanding at August 31, 2012                                      60,001
  Additional paid-in capital                                          439,999
  Accumulated deficit during the development stage                   (591,994)
                                                                    ---------
Total stockholders' deficiency                                        (91,994)
                                                                    ---------

Total liabilities and stockholders' deficiency                      $ 556,322
                                                                    =========


   The accompanying notes are an integral part of these financial statements.

                                   VuMEE, Inc.
                             F/K/A Paperworks, Inc.
                          (A Development Stage Company)

                             Statement of Operations

                                                                       From
                                                                  March 22, 2012
                                                                   (Inception)
                                                                     through
                                                                 August 31, 2012
                                                                 ---------------

Revenue                                                           $         --
                                                                  ------------
Expenses:
  Computer and internet expenses                                       171,132
  Marketing and related expenses                                       141,373
  Salary expenses                                                       80,818
  Professional fees                                                     54,228
  Travel and related expenses                                           40,338
  Contract labor                                                        38,400
  Amortization and depreciation expenses                                15,034
  Other general and administrative                                      50,671
                                                                  ------------
Total expenses                                                         591,994
                                                                  ------------
Loss before income taxes                                              (591,994)

Provision for income taxes                                                  --
                                                                  ------------

Net loss                                                          $   (591,994)
                                                                  ============
Basic and diluted net loss per share:
  Net loss per common share                                       $      (0.01)
                                                                  ============
  Net loss attributable to common stockholders                    $      (0.01)
                                                                  ============

Basic and diluted weighted average shares outstanding               60,000,174
                                                                  ============


   The accompanying notes are an integral part of these financial statements.

                                   VuMEE, Inc.
                             F/K/A Paperworks, Inc.
                          (A Development Stage Company)

                      Statement of Stockholders' Deficiency

                                                                                          Accumulated
                                                                                            Deficit
                                                                            Additional     During the
                                                     Common Stock            Paid in      Development
                                                Shares        Par Value      Capital         Stage          Total
                                                ------        ---------      -------         -----          -----
Balance at March 21, 2012                      6,000,000         6,000        54,000        (45,955)        14,045

Net loss to reverse merger                            --            --            --        (22,659)       (22,659)

Stock split 10-1 share of
common stock                                  54,000,000        54,000       (54,000)            --             --

Cancellation of previously issued
common stock                                 (30,000,000)      (30,000)       30,000             --             --

Issuance of common stock in exchange
for 100% interest in Data Pangea, LLC         30,001,000        30,001       478,613             --        508,614

Recapitalization of Paperworks, Inc.
on reverse merger                                     --            --       (68,614)        68,614             --

Net loss from March 22, 2012 (inception)
through August 31, 2012                               --            --            --       (591,994)      (591,994)
                                             -----------      --------      --------      ---------      ---------

Balance at August 31, 2012                    60,001,000      $ 60,001      $439,999      $(591,994)     $ (91,994)
                                             ===========      ========      ========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                                   VuMEE, Inc.
                             F/K/A Paperworks, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows

                                                                       From
                                                                  March 22, 2012
                                                                   (Inception)
                                                                     through
                                                                 August 31, 2012
                                                                 ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (591,994)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization and depreciation                                     15,034
  Changes in operating assets and liabilities:
     Increase decrease in Prepaid expenses                             (2,860)
     Increase decrease in Security deposits                           (10,512)
     Increase decrease in Accounts payable                             88,316
                                                                  -----------
NET CASH USED IN OPERATING ACTIVITIES                                (502,016)
                                                                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (68,491)
  Purchase of intangibles                                            (125,000)
  Increase in website development costs                              (334,196)
                                                                  -----------
NET CASH USED IN INVESTING ACTIVITIES                                (527,687)
                                                                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payables                                         150,000
  Proceeds from related party loans                                   410,000
  Proceeds from stockholders' equity                                  500,000
                                                                  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,060,000
                                                                  -----------

Net increase in cash                                                   30,297
Cash at beginning of period                                                --
                                                                  -----------

Cash at end of period                                             $    30,297
                                                                  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                   $        --
                                                                  -----------
  Income taxes paid                                               $        --
                                                                  -----------


   The accompanying notes are an integral part of these financial statements.

                                   VuMEE, Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


1. GENERAL ORGANIZATION AND BUSINESS

VuMee, Inc., F/K/A PaperWorks, Inc. ("the Company") was incorporated under the laws of State of Nevada on April 30, 2008, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year- end is August 31st. The company is in the development stage.

The Corporation per Plan of Merger dated April 23, 2012 deemed it advisable that VuMee, Inc. (it's wholly owned subsidiary) be merged into the Company with the Company remaining as the surviving Corporation under the name "VuMee, Inc.".

Also on April 23, 2012, The Company voted to effect a split of the Corporation's authorized, issued and outstanding shares of common stock on a one (1) old for ten (10) new basis, such that its authorized capital shall increase from 75,000,000 shares to 750,000,000 shares of common stock and, correspondingly, its issued and outstanding shares increased from 6,000,000 shares to 60,000,000 shares of common stock, all with a par value of $0.001; no fractional shares were issued in connection with the Forward Split, in the case of a fractional share, the fractional share were rounded up.

GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $591,994, as of August 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

ACQUISITION

On May 17, 2012, the Company closed a share exchange agreement with Data Pangea, LLC, a Florida Limited Liability Company ("Data Pangea"), in exchange for 30,001,000 shares of its common stock. Concurrently a former director and officer cancelled 30,000,000 shares previously held.

This transaction was accounted for as a reverse merger. These statements contain the balance sheet and operations of Data Pangea before and after the merger. Since, Data Pangea was started in March 2012, there is no audited balance sheet at August 31, 2011.

Data Pangea, LLC.is a limited liability company organized on March 22, 2012 under the laws of Florida. Data Pangea, LLC d/b/a VuMee was founded on the principle that celebrities should be monetized for video content that they publish to their social networks. Data Pangea is a development stage entity that was organized to purchase and utilize the intangible assets of a company related by certain common owners.

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

CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with three financial institutions. All deposits are fully insured as of August 31, 2012. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its investment strategy.

Concentrations  of credit risk with respect to accounts  receivable  are limited
due  to   accelerated   payment   terms  in  current   customer   contracts  and
creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of August 31, 2012.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (3- 15 years). Historical costs are reviewed and evaluated for their net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at August 31, 2012.

LONG-LIVED ASSETS

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any period ended August 31, 2012.

Depreciation expense from March 22, 2012 (inception) through August 31, 2012 was approximately $3,800.

REVENUE RECOGNITION

Revenues of the Company will be from the sale of advertising on the web-site and video viewing platform. Revenues will be recognized once all of the following criteria have been met:

     *    persuasive evidence of an arrangement exists;
     *    delivery of Facebook's obligations to our customer has occurred;
     *    the price is fixed or determinable; and
     *    collectability of the related receivable is reasonably assured.

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

ADVERTISING

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company's operating expenses. Advertising expenses were $0 for the period from inception, March 22, 2012 through August 31, 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to August 31, 2012 through the date these financial statements were issued.

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

4. INTANGIBLE ASSETS

During 2011 and the first months of 2012, VuMee, LLC a Delaware limited liability company, was developing a social media video sharing platform. In March 2012, as part of a settlement agreement between members, VuMee, LLC transferred the intangible assets developed to VuMee Acquisition, LLC, also a Delaware limited liability company.

On March 23, 2012 VuMee Acquisition and Data Pangea entered into an asset purchase agreement, whereby Data Pangea purchased all of the intangible assets of VuMee Acquisition. The final value of each asset and the allocation of the purchase price of the intangible assets has not yet been determined. Current estimates are listed below.

Certain members of VuMee, LLC and VuMee,Acquisition LLC also have an interest in Data Pangea. Due to the related party relationship, the recorded values of the intangible assets acquired by Data Pangea will be limited to the consideration given.

Identifiable intangible assets at August 31, 2012 include the following:

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
                                                 ========


Amortization expense for the period, March 22, 2012 through August 31, 2012 was approximately $11,000.

5. NOTE PAYABLE - SHORT-TERM

The Company has a note payable in the amount of $150,000. The interest is at 8% per annum and shall be paid quarterly in arrears commencing October 15, 2012 and quarterly thereafter. The note matures on June 30, 2013.

6. DUE TO RELATED PARTY - LONG-TERM

As of August 31, 2012, the Company has loans payable to stockholders in the amount of $410,000. Interest at 12% per annum and will accrue quarterly beginning August 29, 2012 with all unpaid interest and principal payable on September 1, 2013.

7. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 750,000,000 shares with a par value of one tenth of one cent ($0.001) per share. No other class of shares is authorized.

On August 31, 2008, the company issued 3,000,000 pre-split shares of the common stock for a total cash proceeds of $15,000.

On July 13, 2009, the Company issued 3,000,000 pre-split shares of common stock for a total cash proceeds of $45,000.

On May 17, 2012 the Company issued 30,001,000 shares of its common stock for the acquisition of Data Pangea, LLC, and cancelled 30,000,000 shares of common stock of a former Director/Officer.

At August 31, 2012 there were no outstanding stock options or warrants.

As of August 31, 2012, the Company had 60,001,000 common shares issued and outstanding.

8. COMMITMENTS AND CONTINGENCIES

LEASES

VuMEE is leasing corporate office space located in Pompano Beach, Florida from an unrelated third party. The lease was effective May 4, 2012, and provides for a term of three years and two months with monthly rental payments of approximately $2,700 with 3% annual increases. The lease provides for a one, three year renewal unless either party provides at least 30 days' prior written notice to the other of its intent to terminate the lease upon expiration of the then-current term. The total rents paid in 2012 were approximately $7,800.

LEGAL PROCEEDINGS

From time to time, the Company is party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company's operations or financial condition.

EMPLOYMENT AGREEMENTS

The Company has no employment agreements.

9. INCOME TAXES

As of August 31, 2012, the Company had net operating loss carry forwards of approximately $592,000 that may be available to reduce future years' taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Significant components of the Company's net deferred income taxes are as follows:

                                                                       From
                                                                  March 22, 2012
                                                                   (Inception)
                                                                     through
                                                                 August 31, 2012
                                                                 ---------------
Deferred tax assets:
  Net operating loss carryforwards                                  $ 228,400
                                                                    ---------
  Deferred tax assets                                                 228,400
Less valuation allowance                                             (228,400)
                                                                    ---------
Net deferred tax assets                                             $      --
                                                                    =========

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

                                                                       From
                                                                  March 22, 2012
                                                                   (Inception)
                                                                     through
                                                                 August 31, 2012
                                                                 ---------------

U.S. Federal Statutory rate                                            (35.00%)
State income taxes, net of federal benefit                              (3.58)
Change in valuation allowance                                           38.58
                                                                    ---------
                                                                         0.00%
                                                                    =========

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $228,400 valuation allowance at August 31, 2012 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $228,400. At August 31, 2012, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $592,000 expiring at various times through 2032.

10. VALUATION AND QUALIFYING ACCOUNTS

A summary of the activity in the Company's valuation and qualifying accounts is as follows:

                           Balance at      Charged to                               Balance at
                          Beginning of     Costs and                      Other       End of
   Description              Period          Expenses      Write-off's    Changes      Period
   -----------              ------          --------      -----------    -------      ------
Deferred tax asset
valuation allowance:

From March 22, 2012
(Inception) through
August 31, 2012              --             $228,400         --            --        $228,400

11. SUBSEQUENT EVENT

On September 1, 2012, the Company entered into one year employment agreements with Michael Spiegel, CEO and Lou Rosen, CFO for monthly compensation in the amount of $12,500 and $12,500, respectively.