Form 10-Q
period 2012-11-30
VUMEE INC.
filed 2013-01-14
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended November 30, 2012

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ____________ to ____________

                        Commission file number 000-53910


                                   VuMEE Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                35-2340897
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

50 E. Sample Rd., Suite 301, Pompano Beach, FL                     33064
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

The number of shares of Common Stock issued and outstanding as of January 14, 2013 was 60,001,000.

                                   VuMEE Inc.
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Result of Operations........................................  18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  25

Item 4.  Controls and Procedures..........................................  25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................  26

Item 1A. Risk Factors.....................................................  26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......  26

Item 3.  Defaults Upon Senior Securities..................................  26

Item 4.  Mine Safety Disclosures..........................................  26

Item 5.  Other Information................................................  26

Item 6.  Exhibits.........................................................  26

SIGNATURES ...............................................................  28

                           FORWARD-LOOKING STATEMENTS

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean VuMee, Inc. and our subsidiary, Data Pangea LLC, a Florida limited liability corporation, unless otherwise indicated.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   VuMEE, Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)

                            Condensed Balance Sheets
                                   (Unaudited)

                                                      November 30,        August 31,
                                                          2012              2012
                                                        --------          --------
ASSETS

Current assets:
  Cash                                                  $  1,578          $ 30,297
  Accounts receivable                                     14,594                --
  Prepaid expenses                                         2,860             2,860
                                                        --------          --------
Total current assets                                      19,032            33,157
                                                        --------          --------
Property and equipment:
  Computer equipment                                      64,810            64,810
  Furniture and fixtures                                   2,000             2,000
  Leasehold improvements                                   1,681             1,681
  Software                                                21,229                --
                                                        --------          --------
Total property and equipment                              89,720            68,491

Less accumulated depreciation and amortization            10,498             3,826
                                                        --------          --------
Property and equipment, net                               79,222            64,665
                                                        --------          --------
Other assets:
  Security deposits                                       28,336            10,512
  Website development                                    393,570           334,196
  Intangible assets, net                                  54,445           113,792
                                                        --------          --------
Total other assets                                       476,351           458,500
                                                        --------          --------

Total assets                                            $574,605          $556,322
                                                        ========          ========


                  See notes to condensed financial statements.

                                   VuMEE, Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)

                            Condensed Balance Sheets
                                   (continued)
                                   (Unaudited)

                                                                  November 30,          August 31,
                                                                      2012                 2012
                                                                   ----------           ----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                 $  101,533           $   88,316
  Accrued management fees                                              75,000                   --
  Accrued interest payable                                             22,771                   --
  Note payable                                                        150,000              150,000
  Due to related party                                                718,720                   --
                                                                   ----------           ----------
Total current liabilities                                           1,068,024              238,316

Long-term liabilities:
  Due to related party                                                     --              410,000
                                                                   ----------           ----------

Total liabilities                                                   1,068,024              648,316
                                                                   ----------           ----------
Commitments and contingencies

Stockholders' deficiency:
  Common Stock, $0.001 par value per share. 750,000,000 shares authorized, 60,001,000 shares issued and outstanding at
   November 30, 2012 and August 31, 2012                               60,001               60,001
  Additional paid-in capital                                          439,999              439,999
  Accumulated deficiency during the development stage                (993,419)            (591,994)
                                                                   ----------           ----------
Total stockholders' deficiency                                       (493,419)             (91,994)
                                                                   ----------           ----------

Total liabilities and stockholders' deficiency                     $  574,605           $  556,322
                                                                   ==========           ==========


                  See notes to condensed financial statements.

                                   VuMEE, Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                     March 22, 2012
                                                               Three Months           (Inception)
                                                                  Ended                 through
                                                               November 30,           November 30,
                                                                   2012                   2012
                                                               ------------           ------------
Revenue                                                        $     14,616           $     14,616
                                                               ------------           ------------
Expenses:
  Payroll and related expenses                                      116,214                197,033
  Management fees                                                    75,000                 75,000
  Impairment loss                                                    55,422                 55,422
  Marketing and related expenses                                     30,532                171,905
  Computer and internet expenses                                     29,928                201,060
  Interest expenses                                                  20,771                 22,771
  Professional fees                                                  16,440                 70,667
  Amortization and depreciation expenses                             13,397                 28,431
  Other general and administrative                                   58,337                185,746
                                                               ------------           ------------
Total expenses                                                      416,041              1,008,035
                                                               ------------           ------------
Loss before income taxes                                           (401,425)              (993,419)

Provision for income taxes                                               --                     --
                                                               ------------           ------------

Net loss                                                       $   (401,425)          $   (993,419)
                                                               ============           ============
Basic and diluted net loss per share:
  Net loss per common share                                    $      (0.01)          $      (0.02)
                                                               ============           ============

  Net loss attributable to common stockholders                 $      (0.01)          $      (0.02)
                                                               ============           ============

Basic and diluted weighted average shares outstanding            60,000,174             60,000,174
                                                               ============           ============


                  See notes to condensed financial statements.

                                   VuMEE, Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                             March 22, 2012
                                                         Three Months         (Inception)
                                                            Ended               through
                                                         November 30,         November 30,
                                                             2012                 2012
                                                          ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (401,425)          $ (993,419)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment loss                                          55,422               55,422
     Amortization and depreciation                            13,397               28,431
  Changes in operating assets and liabilities:
     Accounts receivable                                     (14,594)             (14,594)
     Prepaid expenses                                             --               (2,860)
     Security deposits                                       (17,824)             (28,336)
     Accounts payable                                         13,217              101,533
     Accrued management fees                                  75,000               75,000
     Accrued interest payable                                 22,771               22,771
                                                          ----------           ----------
Net cash used in operating activities                       (254,036)            (756,052)
                                                          ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (21,229)             (89,720)
  Purchase of intangibles                                     (2,800)            (127,800)
  Increase in website development costs                      (59,374)            (393,570)
                                                          ----------           ----------
Net cash used in investing activities                        (83,403)            (611,090)
                                                          ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans                          308,720              718,720
  Increase in notes payable                                       --              150,000
  Proceeds from stockholders' equity                              --              500,000
                                                          ----------           ----------
Net cash provided by financing activities                    308,720            1,368,720
                                                          ----------           ----------

Net increase (decrease) in cash                              (28,719)               1,578
Cash at beginning of period                                   30,297                   --
                                                          ----------           ----------

Cash at end of period                                     $    1,578           $    1,578
                                                          ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                             $       --           $       --
                                                          ----------           ----------
Income taxes paid                                         $       --           $       --
                                                          ----------           ----------


                  See notes to condensed financial statements.

                                   VuMEE, Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)

                Condensed Statements of Stockholders' Deficiency
                                   (Unaudited)

                                                                                                Accumulated
                                                                                                  Deficit
                                                                                  Additional     During the
                                                             Common Stock          Paid in      Development
                                                        Shares       Par Value     Capital         Stage         Total
                                                        ------       ---------     -------         -----         -----
Sale of common stock on August 31, 2008
 at $0.005 per share                                   3,000,000      $  3,000     $ 12,000     $      --      $  15,000

Net loss                                                      --            --           --          (871)          (871)
                                                     -----------      --------     --------     ---------      ---------
Balance at August 31, 2008                             3,000,000         3,000       12,000          (871)        14,129

Sale of common stock on July 12, 2009
 at $0.015 per share                                   3,000,000         3,000       42,000            --         45,000

Net loss                                                      --            --           --       (12,716)       (12,716)
                                                     -----------      --------     --------     ---------      ---------
Balance at August 31, 2009                             6,000,000         6,000       54,000       (13,587)        46,413

Net loss                                                      --            --           --       (21,784)       (21,784)
                                                     -----------      --------     --------     ---------      ---------
Balance at August 31, 2010                             6,000,000         6,000       54,000       (35,371)        24,629

Net loss                                                      --            --           --       (10,584)       (10,584)
                                                     -----------      --------     --------     ---------      ---------
Balance at August 31, 2011                             6,000,000         6,000       54,000       (45,955)        14,045

Net loss from September 1, 2011 through
 May 16, 2012                                                 --            --           --       (22,659)       (22,659)

Effect of stock split 10-1 share of common stock      54,000,000        54,000      (54,000)           --             --

Cancellation of previously issued common stock       (30,000,000)      (30,000)      30,000            --             --

Issuance of common stock in exchange for 100%
 interest in Data Pangea, LLC                         30,001,000        30,001      478,613            --        508,614

Recapitalization of Paperworks, Inc. on reverse
 merger                                                       --            --      (68,614)       68,614             --

Net loss from inception March 22, 2012 through
 August 31, 2012                                              --            --           --      (591,994)      (398,615)
                                                     -----------      --------     --------     ---------      ---------
Balance at August 31, 2012                            60,001,000        60,001      439,999      (591,994)       (91,994)

Net loss                                                      --            --           --      (401,425)      (401,425)
                                                     -----------      --------     --------     ---------      ---------

Balance at three months ended November 30, 2012       60,001,000      $ 60,001     $439,999     $(993,419)     $(493,419)
                                                     ===========      ========     ========     =========      =========

                   See notes to condensed financial statements

                                   VuMEE, Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                November 30, 2012
                                   (Unaudited)


1. NATURE AND CONTINUANCE OF OPERATIONS

VuMee, Inc., F/K/A PaperWorks, Inc. ("the Company") was incorporated under the laws of State of Nevada on April 30, 2008, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year- end is August 31st. The Company is in the development stage.

The Company, pursuant to a Plan of Merger dated April 23, 2012, deemed it advisable that VuMee, Inc. (it's wholly owned subsidiary) be merged into the Company with the Company remaining as the surviving corporation under the name "VuMee, Inc.".

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

GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $993,419, as at November 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

ACQUISITION

On May 17, 2012, the Company closed a share exchange agreement with Data Pangea, LLC, a Florida Limited Liability Company, in exchange for 30,001,000 shares of its common stock. Concurrently a former director and officer cancelled 30,000,000 shares previously held.

This transaction was accounted for as a reverse merger. These statements contain the balance sheet and operations of Data Pangea before and after the merger. Since, Data Pangea was started in March 2012, there is no financial information at November 30, 2011.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the period, March 22, 2012 through November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

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

The Company maintains cash deposits primarily with three financial institutions. All deposits are fully insured as of November 30, 2012. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its investment strategy.

Concentrations  of credit risk with respect to accounts  receivable  are limited
due  to   accelerated   payment   terms  in  current   customer   contracts  and
creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of loans and notes payable approximate their fair value based on their terms which reflect market conditions existing as of November 30, 2012.

ACCOUNTS RECEIVABLE, CREDIT

Accounts receivable consist of amounts due for advertising on the website. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. Based on management's review of accounts receivable, an allowance for doubtful accounts was not considered necessary at November 30, 2012. There were no accounts receivables at August 31, 2012.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (3- 15 years). Historical costs are reviewed and evaluated for their net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at November 30, 2012.

Depreciation expenses were $6,672 and $10,498, for the three months ended November 30, 2012 and from March 22, 2012 (inception) through November 30, 2012, respectively.

LONG-LIVED ASSETS

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did recognize impairment losses for the period ended November 30, 2012 in the amount of $55,422.

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

ADVERTISING

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company's operating expenses. Advertising expenses were $0, for the three months ended November 30, 2012 and from March 22, 2012 (inception) through November 30, 2012, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2012 through the date these financial statements were issued.

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

Identifiable intangible assets at November 30, 2012 include the following:

                                                 Allocated         Amortization
                                               purchase price     Period (years)
                                               --------------     --------------
Trade names, logos, trademarks                    $10,000            10 years
Internet domain name                                4,800            10 years
Software                                           50,000             3 years
Website                                             2,000             3 years
                                                  --------
      Total purchase price to allocate            $66,800
                                                  =======

Amortization expenses were $6,725 and $17,933, for the three months ended November 30, 2012 and from March 22, 2012 (inception) through November 30, 2012, respectively.

During the quarter  ended  November  30, 2012,  the Company  impaired all of its
original   intangible   assets   related  to  patents,   customer   lists,   and
infrastructure - procedures, manual and records, in the amount of $55,422.

5. NOTE PAYABLE - SHORT-TERM

The Company has a note payable in the amount of $150,000. The interest is at 8% per annum and shall be paid quarterly in arrears commencing October 15, 2012 and quarterly thereafter. The note matures on June 30, 2013.

6. LINE OF CREDIT

On November 26, 2012, we entered into a line of credit agreement with Coventry Capital LLC pursuant to which the investor will make available up to $2,000,000 by way of advances. Pursuant to the terms of the agreement, all indebtedness shall be paid to the investor on November 26, 2013 and thereon, shall bear interest at the rate of 8% per annum, calculated annually. The investor has the option to, at any time, convert any portion of outstanding debt into shares of our common stock at the closing price of our stock on the day preceding the notice to convert. The line of credit balance as of November 30, 2012 was $0.

7. DUE TO RELATED PARTY

As of November 30, 2012, the Company has loans payable to stockholders in the amount of $718,720. Interest at 12% per annum and will accrue quarterly beginning August 29, 2012 with all unpaid interest and principal payable on September 1, 2013.

8. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 750,000,000 shares with a par value of one tenth of one cent ($0.001) per share. No other class of shares are authorized.

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

At November 30, 2012 there were no outstanding stock options or warrants.

As of November 30, 2012, the Company had 60,001,000 common shares issued and outstanding.

9. COMMITMENTS AND CONTINGENCIES

LEASES

VuMEE is leasing corporate office space located in Pompano Beach, Florida from an unrelated third party. The lease was effective May 4, 2012, and provides for a term of three years and two months with monthly rental payments of $2,696 with 3% annual increases. The lease provides for a one, three year renewal unless either party provides at least 30 days' prior written notice to the other of its intent to terminate the lease upon expiration of the then-current term. The total rents paid were $8,088 and $15,915, for the three months ended November 30, 2012 and from March 22, 2012 (inception) through November 30, 2012, respectively.

LEGAL PROCEEDINGS

From time to time, the Company is party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company's operations or financial condition.

EMPLOYMENT AGREEMENTS

On September 1, 2012, the Company entered into one year employment agreements with Michael Spiegel, Chief Executive Officer and Lou Rosen, Chief Financial
Officer for monthly compensation in the amount of $12,500 and $12,500, respectively. The amount of $75,000 had been accrued and reflected on the balance sheet as of November 30, 2012.

10. INCOME TAXES

As of November 30, 2012, the Company had net operating loss carry forwards of approximately $993,419 that may be available to reduce future years' taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Significant components of the Company's net deferred income taxes are as follows:

                                                               March 22, 2012
                                                            (Inception) through
                                                             November 30, 2012
                                                             -----------------
Deferred tax assets:
  Net operating loss carryforwards                               $  347,697
                                                                 ----------
Deferred tax assets                                                 347,697
Less valuation allowance                                           (347,697)
                                                                 ----------
Net deferred tax assets                                          $       --
                                                                 ==========

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

                                                               March 22, 2012
                                                            (Inception) through
                                                             November 30, 2012
                                                             -----------------

U.S. Federal Statutory rate                                          (35.00%)
State income taxes, net of federal benefit                            (3.58%)
Change in valuation allowance                                         38.58%
                                                                 ----------
                                                                       0.00%
                                                                 ==========

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $347,697 valuation allowance at November 30, 2012 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $140,499. At November 30, 2012, the Company has available net operating loss carryforwards for federal and state income tax purposes of $993,419 expiring at various times through 2032.

11. VALUATION AND QUALIFYING ACCOUNTS

A summary of the activity in the Company's valuation and qualifying accounts is as follows:

                                      Balance at      Charged to                                Balance at
                                     Beginning of     Costs and                      Other        End of
Description                             Period        Expenses      Write-off's     Changes       Period
-----------                             ------        --------      -----------     -------       ------
Deferred tax asset valuation
 allowance:
  March 22, 2012
  (Inception) through
  November 30, 2012                       --          $347,697          --             --        $347,697

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

This transaction was accounted for as a reverse merger. These statements contain the balance sheet and operations of Data Pangea before and after the merger. Since, Data Pangea was started on March 22, 2012, there is no audited balance sheet at November 30, 2011.

Data Pangea is a limited liability company, organized on March 22, 2012 under the laws of Florida. Data Pangea, d/b/a VuMee, was founded on the principle that celebrities should be monetized for video content that they publish to their social networks. Our company is a development stage entity that was organized to purchase and utilize the intangible assets of a company related by certain common owners.

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

On November 26, 2012, we entered into a line of credit agreement with Coventry Capital LLC pursuant to which Coventry will make available up to $2,000,000 by way of advances. Pursuant to the terms of the agreement, all indebtedness shall be paid to Coventry on November 26, 2013 and thereon, shall bear interest at the rate of 8% per annum, calculated annually. Coventry has the option to, at any time, convert any portion of the outstanding debt into shares of our common stock at the closing price of our stock on the day preceding the notice to convert.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2012 which are included herein.

THREE MONTHS ENDED NOVEMBER 30, 2012 AND FROM MARCH 22, 2012 (INCEPTION) TO NOVEMBER 30, 2012.

                                                                 Cumulative From
                                                   Three Months   March 22, 2012
                                                      Ended       (Inception) To
                                                   November 30,    November 30,
                                                      2012            2012
                                                   ----------      ----------
Revenues                                           $   14,616      $   14,616
Expenses                                           $  416,041      $1,008,035
Net Loss                                           $ (401,425)     $ (993,419)

EXPENSES

Our operating expenses for the three months ended November 30, 2012 and from March 22, 2012 (inception) to November 30, 2012 are outlined in the table below:

                                                                 Cumulative From
                                                   Three Months   March 22, 2012
                                                      Ended       (Inception) To
                                                   November 30,    November 30,
                                                      2012            2012
                                                   ----------      ----------
Payroll and related expenses                       $  116,214      $  197,033
Management fees                                    $   75,000      $   75,000
Impairment loss                                    $   55,422      $   55,422
Marketing and related expenses                     $   30,532      $  171,905
Computer and internet expenses                     $   29,928      $  201,060
Interest expenses                                  $   20,771      $   22,771
Professional fees                                  $   16,440      $   70,667
Amortization and depreciation expenses             $   13,397      $   28,431
Other general and administrative                   $   58,337      $  185,746

NET LOSS

For the three months ended November 30, 2012 and from March 22, 2012 (inception) to November 30, 2012, our company incurred a net loss of $401,425 and $993,419, respectively. Most of the expenses for the quarter were due to payroll and related expenses, management fees, impairment losses, marketing and computer expenses.

LIQUIDITY AND CASH REQUIREMENTS

WORKING CAPITAL
                                                       At              At
                                                   November 30,     August 31,
                                                      2012            2012
                                                   -----------     -----------
Current Assets                                     $    19,032     $    33,157
Current Liabilities                                $ 1,068,024     $   238,316
Working Capital                                    $(1,048,992)    $  (205,159)

CASH FLOWS

                                                                 Cumulative From
                                                   Three Months   March 22, 2012
                                                      Ended       (Inception) To
                                                   November 30,    November 30,
                                                      2012            2012
                                                   ----------      ----------
Net Cash  (Used in) Operating Activities           $ (254,036)     $ (756,052)
Net Cash (Used In) Investing Activities            $  (83,403)     $ (611,090)
Net Cash Provided by Financing Activities          $  308,720      $1,368,720
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD  $  (28,719)     $    1,578

As of November 30, 2012 we had $1,578 in cash, current assets of $19,032, current liabilities of $1,068,024 and a working capital deficit of ($1,048,992).

We currently have $1,578 cash in the bank. We do not expect to satisfy our cash requirements for business operations for the next 12 months with our current cash in the bank.

We had working capital deficit of ($1,048,992) at November 30, 2012. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution.

CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND FROM MARCH 22, 2012 (INCEPTION) THROUGH NOVEMBER 30, 2012

CASH FLOWS USED IN OPERATING ACTIVITIES

Operating activities used net cash for the three months ended November 30, 2012 and from March 22, 2012 (inception) through November 30, 2012 of ($254,036) and ($756,052), respectively. Net cash used reflects an adjusted net loss for the three months ended November 30, 2012 and from March 22, 2012 (inception) through November 30, 2012 of $401,425 and $993,419, respectively. The period adjustments for various items which impact net loss but do not impact cash during the period, such as impairment loss, amortization and depreciation, and changes in accounts receivable, prepaid expenses, security deposits, accounts payable, accrued management fees, and accrued interest payable.

CASH FLOWS USED IN INVESTING ACTIVITIES

Our investing activities used $83,403 for the three months ended November 30, 2012 and $611,090 in net cash from March 22, 2012 (inception) through November 30, 2012. Net cash used is composed primarily of purchases of furniture and equipment, website development costs and purchase of intangibles.

CASH FLOWS FROM FINANCING ACTIVITIES

Our financing activities provided cash in the amount $308,720 for the three months ended November 30, 2012 and $1,368,720 from March 22, 2012 (inception) through November 30, 2012. Net cash provided was composed primarily of related party loans, proceeds received on notes payable and initial contributions of capital.

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

On November 26, 2012, we entered into a line of credit agreement with Coventry Capital LLC pursuant to which Coventry will make available up to $2,000,000 by way of advances. Pursuant to the terms of the agreement, all indebtedness shall be paid to Coventry on November 26, 2013 and thereon, shall bear interest at the rate of 8% per annum, calculated annually. Coventry has the option to, at any time, convert any portion of the outstanding debt into shares of our common stock at the closing price of our stock on the day preceding the notice to convert.

OFF BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Our unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the period, March 22, 2012 through November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

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

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (3- 15 years). Historical costs are reviewed and evaluated for their net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, our company believes that no impairment of property and equipment existed at November 30, 2012.

Depreciation expenses were $6,672 and $10,498, for the three months ended November 30, 2012 and from March 22, 2012 (inception) through November 30, 2012, respectively.

LONG-LIVED ASSETS

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, Our company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. During the quarter ended November 30, 2012, our company impaired all of its original intangible assets related to patents, customer lists, and infrastructure - procedures, manual and records, in the amount of $55,422.

Amortization expenses were $6,725 and $17,933, for the three months ended November 30, 2012 and from March 22, 2012 (inception) through November 30, 2012, respectively.

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

ADVERTISING

The costs of advertising are expensed as incurred. Advertising expenses are included in our company's operating expenses. Advertising expenses were $0, for the three months ended November 30, 2012 and from March 22, 2012 (inception) through November 30, 2012, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

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

10.7 Loan Agreement among Data Pangea LLC and MLJP LLC dated June 29, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on July 6, 2012)

10.8 Consulting Agreement with Michael Spiegel dated September 1, 2012 (Incorporated by reference to our Current Report on Form 8-K/A filed on September 13, 2012)

10.9 Consulting Agreement with Louis Rosen dated September 1, 2012 (Incorporated by reference to our Current Report on Form 8-K/A filed on September 13, 2012)

10.10 Line of Credit Financing Agreement with Coventry Capital LLC dated November 26, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)

(31)        RULE 13A-14 / 15D-14 CERTIFICATIONS

31.1*       Certification  of Acting  Principal  Executive  Officer  pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Acting Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)        SECTION 1350 CERTIFICATIONS

32.1*       Certification  of Acting  Principal  Executive  Officer  pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Acting Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                             VuMEE Inc.


Dated: January 14, 2013      By: /s/ Michael Spiegel
                                 -----------------------------------------------
                                 Michael Spiegel
                                 President, Chief Executive Officer and Director (Principal Executive Officer)


Dated: January 14, 2013      By: /s/ Louis Rosen
                                 -----------------------------------------------
                                 Louis Rosen
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)