Form 10-Q
period 2013-02-28
VUMEE INC.
filed 2013-04-15
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              For the quarterly period ended February 28, 2013
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the transition period from __________ to __________

                        Commission file number 000-53910


                                   VuMEE, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                 35-2340897
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

    3170 N. Federal Hwy., Suite 215
  Lighthouse Point, FL Lauderdale, FL                               33064
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

The number of shares of Common Stock issued and outstanding as of April 9, 2013 was 60,001,000.

                                   VuMEE, Inc.
                                Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION................................................ 4

Item 1.  Consolidated Financial Statements.................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Result of Operations.................................................18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........26

Item 4.  Controls and Procedures..............................................26

PART II - OTHER INFORMATION...................................................26

Item 1.  Legal Proceedings....................................................26

Item 1A. Risk Factors.........................................................27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........27

Item 3.  Defaults Upon Senior Securities......................................27

Item 4.  Mine Safety Disclosures..............................................27

Item 5.  Other Information....................................................27

Item 6.  Exhibits.............................................................27

SIGNATURES....................................................................29

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

Our unaudited condensed consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   VuMEE, Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                 February 28,      August 31,
                                                    2013              2012
                                                  --------          --------
ASSETS

CURRENT ASSETS:
  Cash                                            $  1,314          $ 30,297
  Accounts receivable                               14,027                --
  Prepaid expenses                                      --             2,860
                                                  --------          --------
      TOTAL CURRENT ASSETS                          15,341            33,157
                                                  --------          --------
PROPERTY AND EQUIPMENT:
  Computer equipment                                64,810            64,810
  Furniture and fixtures                             2,000             2,000
  Leasehold improvements                             1,681             1,681
                                                  --------          --------
      TOTAL PROPERTY AND EQUIPMENT                  68,491            68,491
                                                  --------          --------
Less accumulated depreciation                       14,938             3,826
Property and equipment, net                         53,553            64,665
                                                  --------          --------
INTANGIBLE ASSETS:
  Website development                              395,891           334,196
  Intangible assets - other                         81,229           125,000
  Domain                                             4,800                --
                                                  --------          --------
      TOTAL INTANGIBLE ASSETS                      481,920           459,196
                                                  --------          --------
Less accumulated amortization                       30,885            11,208
Intangible assets, net                             451,035           447,988
                                                  --------          --------
Security deposits                                   25,640            10,512
                                                  --------          --------

      TOTAL ASSETS                                $545,569          $556,322
                                                  ========          ========

            See notes to condensed consolidated financial statements.

                                   VuMEE, Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                                   (continued)
                                   (Unaudited)

                                                                        February 28,            August 31,
                                                                            2013                   2012
                                                                        ------------           ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                      $     60,131           $     88,316
  Line of credit                                                             149,950                     --
  Accrued management fees                                                    150,000                     --
  Accrued interest payable                                                    48,451                     --
  Note payable                                                               150,000                150,000
  Due to related party                                                       784,688                     --
                                                                        ------------           ------------
      TOTAL CURRENT LIABILITIES                                            1,343,220                238,316
                                                                        ------------           ------------
LONG-TERM LIABILITIES:
  Due to related party                                                            --                410,000
                                                                        ------------           ------------
      TOTAL LIABILITIES                                                    1,343,220                648,316
                                                                        ------------           ------------
Commitments and contingencies

STOCKHOLDERS' DEFICIENCY:
  Common Stock, $0.001 par value per share. 750,000,000 shares authorized, 60,001,000 shares issued and outstanding at
   February 28, 2013 and August 31, 2012                                      60,001                 60,001
  Additional paid-in capital                                                 439,999                439,999
  Accumulated deficiency during the development stage                     (1,297,651)              (591,994)
                                                                        ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                        (797,651)               (91,994)
                                                                        ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $    545,569           $    556,322
                                                                        ============           ============


            See notes to condensed consolidated financial statements.

                                   VuMEE, Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                               March 22, 2012
                                                  Three Months            Six Months            (Inception)
                                                     Ended                  Ended                 through
                                                  February 28,           February 28,           February 28,
                                                      2013                   2013                   2013
                                                  ------------           ------------           ------------
REVENUE                                           $     19,413           $     34,029           $     34,029
                                                  ------------           ------------           ------------
EXPENSES:
  Payroll and related expenses                          10,699                126,913                207,732
  Management fees                                       75,000                150,000                150,000
  Impairment loss                                           --                 55,422                 55,422
  Marketing and related expenses                        40,789                 71,321                212,694
  Computer and internet expenses                        46,975                 76,903                248,035
  Interest expenses                                     25,680                 46,451                 48,451
  Professional fees                                      8,653                 25,092                 79,320
  Amortization and depreciation expenses                22,970                 36,367                 51,401
  Other general and administrative                      92,879                151,217                278,625
                                                  ------------           ------------           ------------
TOTAL EXPENSES                                         323,645                739,686              1,331,680
                                                  ------------           ------------           ------------
Loss before income taxes                              (304,232)              (705,657)            (1,297,651)
Provision for income taxes                                  --                     --                     --
                                                  ------------           ------------           ------------

NET LOSS                                          $   (304,232)          $   (705,657)          $ (1,297,651)
                                                  ============           ============           ============
BASIC AND DILUTED NET LOSS PER SHARE:
 NET LOSS PER COMMON SHARE                        $      (0.01)          $      (0.01)          $      (0.02)
                                                  ============           ============           ============
NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS                                     $      (0.01)          $      (0.01)          $      (0.02)
                                                  ============           ============           ============
BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING                                 60,001,000             60,001,000             60,001,000
                                                  ============           ============           ============


            See notes to condensed consolidated financial statements.

                                   VuMEE, Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               March 22, 2012
                                                           Six Months            (Inception)
                                                             Ended                 through
                                                          February 28,           February 28,
                                                              2013                   2013
                                                          ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $   (705,657)          $ (1,297,651)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Impairment loss                                            55,422                 55,422
     Amortization and depreciation                              36,367                 45,823
  Changes in operating assets and liabilities:
     Accounts receivable                                       (14,027)               (14,027)
     Prepaid expenses                                            2,860                     --
     Security deposits                                         (15,128)               (25,640)
     Accounts payable                                          (28,185)                60,131
     Accrued management fees                                   150,000                150,000
     Accrued interest payable                                   48,451                 48,451
                                                          ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES              (469,897)              (977,491)
                                                          ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                --                (68,491)
  Purchase of intangibles                                      (24,029)              (141,451)
  Increase in website development costs                        (59,695)              (395,891)
                                                          ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES               (83,724)              (605,833)
                                                          ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party loans                            374,688                784,688
  Line of credit                                               149,950                149,950
  Increase in notes payable                                         --                150,000
  Proceeds from stockholders' equity                                --                500,000
                                                          ------------           ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                 524,638              1,584,638
                                                          ------------           ------------
Net increase (decrease) in cash                                (28,983)                 1,314
Cash at beginning of period                                     30,297                     --
                                                          ------------           ------------

CASH AT END OF PERIOD                                     $      1,314           $      1,314
                                                          ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                           $         --           $         --
                                                          ------------           ------------
  Income taxes paid                                       $         --           $         --
                                                          ------------           ------------


            See notes to condensed consolidated financial statements.

                                   VuMEE, Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)
          Condensed Consolidated Statements of Stockholders' Deficiency
                                   (Unaudited)

                                                                                                Accumulated
                                                                                                  Deficit
                                                                                  Additional     During the
                                                             Common Stock          Paid in      Development
                                                        Shares       Par Value     Capital         Stage         Total
                                                        ------       ---------     -------         -----         -----
Sale of common stock on August 31, 2008
 at $0.005 per share                                   3,000,000      $  3,000     $ 12,000     $        --      $  15,000

Net loss                                                      --            --           --            (871)          (871)
                                                     -----------      --------     --------     -----------      ---------
Balance at August 31, 2008                             3,000,000         3,000       12,000            (871)        14,129

Sale of common stock on July 12, 2009
 at $0.015 per share                                   3,000,000         3,000       42,000              --         45,000

Net loss                                                      --            --           --         (12,716)       (12,716)
                                                     -----------      --------     --------     -----------      ---------
Balance at August 31, 2009                             6,000,000         6,000       54,000         (13,587)        46,413

Net loss                                                      --            --           --         (21,784)       (21,784)
                                                     -----------      --------     --------     -----------      ---------
Balance at August 31, 2010                             6,000,000         6,000       54,000         (35,371)        24,629

Net loss                                                      --            --           --         (10,584)       (10,584)
                                                     -----------      --------     --------     -----------      ---------
Balance at August 31, 2011                             6,000,000         6,000       54,000         (45,955)        14,045

Net loss from September 1, 2011 through
 May 16, 2012                                                 --            --           --         (22,659)       (22,659)

Effect of stock split 10-1 share of common stock      54,000,000        54,000      (54,000)             --             --

Cancellation of previously issued common stock       (30,000,000)      (30,000)      30,000              --             --

Issuance of common stock in exchange for 100%
 interest in Data Pangea, LLC                         30,001,000        30,001      478,613              --        508,614

Recapitalization of Paperworks, Inc. on reverse
 merger                                                       --            --      (68,614)         68,614             --

Net loss from inception March 22, 2012 through
 August 31, 2012                                              --            --           --        (591,994)      (398,615)
                                                     -----------      --------     --------     -----------      ---------
Balance at August 31, 2012                            60,001,000        60,001      439,999        (591,994)       (91,994)

Net loss, six months ended                                    --            --           --        (705,657)      (705,657)
                                                     -----------      --------     --------     -----------      ---------

Balance at  February 28, 2013                         60,001,000      $ 60,001     $439,999     $(1,297,651)   $(797,651)
                                                     ===========      ========     ========     ===========      =========

            See notes to condensed consolidated financial statements

                                   VuMEE, Inc.
                              FKA Paperworks, Inc.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                February 28, 2013
                                   (Unaudited)


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

GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,297,651, as at February 28, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

ACQUISITION

On May 17, 2012, the Company closed a share exchange agreement with Data Pangea, LLC, a Florida Limited Liability Company, in exchange for 30,001,000 shares of its common stock. Concurrently a former director and officer cancelled 30,000,000 shares previously held.

This transaction was accounted for as a reverse merger. These statements contain the balance sheet and operations of Data Pangea before and after the merger. Since, Data Pangea was started in March 2012, there is no financial information at February 28, 2012.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the period, March 22, 2012 through February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

PRINCIPLES OF CONSOLIDATION

These condensed consolidated financial statements include the amounts of the Company and its wholly owned subsidiary Data Pangea, LLC, company organized in the state of Nevada. All material inter-company balances and transactions were eliminated upon consolidation.

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

The Company maintains cash deposits primarily with three financial institutions. All deposits are fully insured as of February 28, 2013. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its investment strategy.

Concentrations  of credit risk with respect to accounts  receivable  are limited
due  to   accelerated   payment   terms  in  current   customer   contracts  and
creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of loans and notes payable approximate their fair value based on their terms which reflect market conditions existing as of February 28, 2013.

ACCOUNTS RECEIVABLE, CREDIT

Accounts receivable consist of amounts due for advertising on the website. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. Based on management's review of accounts receivable, an allowance for doubtful accounts was not considered necessary at February 28, 2013. There were no accounts receivables at August 31, 2012.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (3- 15 years). Historical costs are reviewed and evaluated for their net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at February 28, 2013.

Depreciation expenses were $5,556, $11,113 and $14,938, for the three and six months ended February 28, 2013 and from March 22, 2012 (inception) through February 28, 2013, respectively.

LONG-LIVED ASSETS

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did recognize impairment losses for the period ended November 30, 2012 in the amount of $55,422. There are no additional impairment losses as of February 28, 2013.

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

ADVERTISING

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company's operating expenses. Advertising expenses were $0, for the three and six months ended February 28, 2013 and from March 22, 2012 (inception) through February 28, 2013, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these consolidated financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 28, 2013 through the date these consolidated financial statements were issued.

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

Identifiable intangible assets at February 28, 2013 include the following:

                                                                   Amortization
                                                     Amount       Period (years)
                                                     ------       --------------
Trade names, logos, trademarks                      $ 10,000         10 years
Internet domain name                                   4,800         10 years
Software                                              71,229          3 years
Website                                              395,891          3 years
                                                    --------

TOTAL                                               $481,920
                                                    ========

Amortization expenses were $17,414, $25,254 and $36,463, for the three and six months ended February 28, 2013 and from March 22, 2012 (inception) through February 28, 2013, respectively.

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

6. LINE OF CREDIT

On November 26, 2012, we entered into a line of credit agreement with Coventry Capital LLC pursuant to which the investor will make available up to $2,000,000 by way of advances. Pursuant to the terms of the agreement, all indebtedness shall be paid to the investor on November 26, 2013 and thereon, shall bear interest at the rate of 8% per annum, calculated annually. The investor has the option to, at any time, convert any portion of outstanding debt into shares of our common stock at the closing price of our stock on the day preceding the notice to convert. The line of credit balance as of February 28, 2013 was $149,950.

7. DUE TO RELATED PARTY

As of February 28, 2013, the Company has loans payable to stockholders in the amount of $784,688. Interest at 12% per annum and will accrue quarterly beginning August 29, 2012 with all unpaid interest and principal payable on September 1, 2013.

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

At February 28, 2013 there were no outstanding stock options or warrants.

As of February 28, 2013, the Company had 60,001,000 common shares issued and outstanding.

9. COMMITMENTS AND CONTINGENCIES

LEASES

VuMEE is leasing corporate office space located in Pompano Beach, Florida from an unrelated third party. The lease was effective May 4, 2012, and provides for a term of three years and two months with monthly rental payments of $2,696 with 3% annual increases. The lease provides for a one, three year renewal unless either party provides at least 30 days' prior written notice to the other of its intent to terminate the lease upon expiration of the then-current term. The total rents paid were $19,035 and $26,862, for the six months ended February 28, 2013 and from March 22, 2012 (inception) through February 28, 2013, respectively.

Effective March 1, 2013, the Company relocated and entered into a new lease agreement. The monthly payment are $800 and the term of the lease is for 25 months ending March 31, 2015.

The Company leases equipment under several operating leases from a third party. The leases end in October 2014, and the monthly lease payments are approximately $10,000. The lease payments were recorded as computer and internet expenses. Lease expenses were approximately $60,000 and $100,000 for the six months ended February 28, 2013 and from March 22, 2012 (inception) through February 28, 2013, respectively.

LEGAL PROCEEDINGS

From time to time, the Company is party to business disputes arising in the normal course of its business operations. The Company's management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company's operations or financial condition.

EMPLOYMENT AGREEMENTS

On September 1, 2012, the Company entered into one year employment agreements with Michael Spiegel, Chief Executive Officer and Lou Rosen, Chief Financial
Officer for monthly compensation in the amount of $12,500 and $12,500, respectively. The amount of $150,000 had been accrued and reflected on the balance sheet as of February 28, 2013.

10. INCOME TAXES

As of February 28, 2013, the Company had net operating loss carry forwards of approximately $1,297,651 that may be available to reduce future years' taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these consoldiatd financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Significant components of the Company's net deferred income taxes are as follows:

                                                                March 22, 2012
                                                             (Inception) through
                                                              February 28, 2013
                                                              -----------------
Deferred tax assets:
  Net operating loss carryforwards                                $ 454,178
                                                                  ---------
Deferred tax assets                                                 454,178
Less valuation allowance                                           (454,178)
                                                                  ---------

Net deferred tax assets                                           $      --
                                                                  =========

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

                                                                March 22, 2012
                                                             (Inception) through
                                                              February 28, 2013
                                                              -----------------
U.S. Federal Statutory rate                                        (35.00%)
State income taxes, net of federal benefit                          (3.58%)
Change in valuation allowance                                       38.58%
                                                                   ------

                                                                     0.00%
                                                                   ======

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $454,178 valuation allowance at February 28, 2013 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $246,980. At February 28, 2013, the Company has available net operating loss carryforwards for federal and state income tax purposes of $1,297,651 expiring at various times through 2032.

11. VALUATION AND QUALIFYING ACCOUNTS

A summary of the activity in the Company's valuation and qualifying accounts is as follows:


                                Balance at     Charged to                           Balance at
                               Beginning of    Costs and                  Other       End of
Description                       Period       Expenses     Write-off's   Changes     Period
-----------                       ------       --------     -----------   -------     ------
Deferred tax asset valuation
 allowance:
  March 22, 2012 (Inception)
   through February 28, 2013       $ --        $454,178         $ --        $ --      $454,178

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

Also on May 2, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized and issued and outstanding shares of common stock on a 10 new for 1 old basis and, consequently, our company's authorized capital increased from 75,000,000 to 750,000,000 shares of common stock and our issued and outstanding shares of common stock shall increased from 6,000,000 to 60,000,000 shares of common stock, all with a par value of $0.001.

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

This transaction was accounted for as a reverse merger. These statements contain the balance sheet and operations of Data Pangea before and after the merger. Since, Data Pangea was started on March 22, 2012 there is no audited balance sheet at February 28, 2012.

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

VuMee allows celebrities with a social network fan base the ability to generate revenue by simply uploading video content to their social networks. The VuMee platform allows celebrities the ability to share in the advertising revenues with our company.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended February 28, 2013 which are included herein.

THREE AND SIX MONTHS ENDED FEBRUARY 28, 2013 AND FROM MARCH 22, 2012 (INCEPTION) TO FEBRUARY 28, 2013.

                                                              Cumulative From
                        Three Months         Six Months        March 22, 2012
                           Ended               Ended           (Inception) to
                        February 28,        February 28,        February 28,
                            2013                2013                2013
                        ------------        ------------        ------------
Revenues                $     19,413        $     34,029        $     34,029
Expenses                $    323,645        $    739,686        $  1,331,680
Net Loss                $   (304,232)       $   (705,657)       $ (1,297,651)

Expenses

Our operating expenses for the three and six months ended February 28, 2013 and from March 22, 2012 (inception) to February 28, 2013 are outlined in the table below:

                                                                                   Cumulative From
                                               Three Months       Six Months        March 22, 2012
                                                  Ended             Ended           (Inception) to
                                               February 28,      February 28,        February 28,
                                                   2013              2013                2013
                                                ---------          ---------          ---------
Payroll and related expenses                    $  10,699          $ 126,913          $ 207,732
Management fees                                 $  75,000          $ 150,000          $ 150,000
Impairment loss                                 $      --          $  55,422          $  55,422
Marketing and related expenses                  $  40,789          $  71,321          $ 212,694
Computer and internet expenses                  $  46,975          $  76,903          $ 248,035
Interest expenses                               $  25,680          $  46,451          $  48,451
Professional fees                               $   8,653          $  25,092          $  79,320
Amortization and depreciation expenses          $  22,970          $  36,367          $  51,401
Other general and administrative                $  92,879          $ 151,217          $ 278,625

NET LOSS

For the three and six months ended February 28, 2013 and from March 22, 2012 (inception) to February 28, 2013, our company incurred a net loss of $304,232, $705,657 and $1,297,651, respectively. Most of the expenses for the quarter were due to payroll and related expenses, management fees, impairment losses, marketing and computer expenses.

LIQUIDITY AND CASH REQUIREMENTS

Working Capital
                                                At                     At
                                           February 28,            August 31,
                                               2013                   2012
                                           ------------           ------------
Current Assets                             $     15,341           $     33,157
Current Liabilities                        $  1,343,220           $    238,316
Working Capital                            $ (1,327,879)          $   (205,159)

Cash Flows
                                                                                   Cumulative From
                                                                  Six Months        March 22, 2012
                                                                    Ended           (Inception) to
                                                                 February 28,        February 28,
                                                                     2013                2013
                                                                  -----------        -----------
Net Cash  (Used in) Operating Activities                          $  (469,897)       $  (977,491)
Net Cash (Used In) Investing Activities                           $   (83,724)       $  (605,833)
Net Cash Provided by Financing Activities                         $   524,638        $ 1,584,638
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                 $   (28,983)       $     1,314

As of February 28, 2013 we had $1,314 in cash, current assets of $15,341, current liabilities of $1,343,220 and a working capital deficit of ($1,327,879).

We currently have $1,314 cash in the bank. We do not expect to satisfy our cash requirements for business operations for the next 12 months with our current cash in the bank.

We had working capital deficit of ($1,327,879) at February 28, 2013. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution.

CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2013 AND FROM MARCH 22, 2012 (INCEPTION) THROUGH FEBRUARY 28, 2013

CASH FLOWS USED IN OPERATING ACTIVITIES

Operating activities used net cash for the six months ended February 28, 2013 and from March 22, 2012 (inception) through February 28, 2013 of ($469,897) and ($977,491), respectively. Net cash used reflects an adjusted net loss for the six months ended February 28, 2013 and from March 22, 2012 (inception) through February 28, 2013 of $705,657 and $1,297,651, respectively. The period adjustments for various items which impact net loss but do not impact cash during the period, such as impairment loss, amortization and depreciation, and changes in accounts receivable, prepaid expenses, security deposits, accounts payable, accrued management fees, and accrued interest payable.

CASH FLOWS USED IN INVESTING ACTIVITIES

Our investing activities used $83,724 for the six months ended February 28, 2013 and $605,833 in net cash from March 22, 2012 (inception) through February 28, 2013. Net cash used is composed primarily of purchases of furniture and equipment, website development costs and purchase of intangibles.

CASH FLOWS FROM FINANCING ACTIVITIES

Our financing activities provided cash in the amount $524,638 for the six months ended February 28, 2013 and $1,584,638 from March 22, 2012 (inception) through February 28, 2013. Net cash provided was composed primarily of related party loans, line of credit, proceeds received on notes payable and initial contributions of capital.

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

CRITICAL ACCOUNTING POLICIES

Our unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the period, March 22, 2012 through February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

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

CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE

Financial instruments that potentially subject our company to concentrations of credit risk consist principally of cash and accounts receivable.

Our company maintains cash deposits primarily with three financial institutions. All deposits are fully insured as of February 28, 2013. Our company has not previously experienced any losses on such deposits. Additionally, our company performs periodic evaluations of the relative credit ratings of these institutions as part of its investment strategy.

Concentrations  of credit risk with respect to accounts  receivable  are limited
due  to   accelerated   payment   terms  in  current   customer   contracts  and
creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of loans and notes payable approximate their fair value based on their terms which reflect market conditions existing as of February 28, 2013.

ACCOUNTS RECEIVABLE, CREDIT

Accounts receivable consist of amounts due for advertising on the website. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of our company's customer credit worthiness, and current economic trends. Receivables are determined to be past due, based on payment terms of original invoices. Our company does not typically charge interest on past due receivables. Based on management's review of accounts receivable, an allowance for doubtful accounts was not considered necessary at February 28, 2013. There were no accounts receivables at August 31, 2012.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (3- 15 years). Historical costs are reviewed and evaluated for their net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, our company believes that no impairment of property and equipment existed at February 28, 2013.

Depreciation expenses were $5,556, $11,113 and $14,938, for the three and six months ended February 28, 2013 and from March 22, 2012 (inception) through February 28, 2013, respectively.

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

Amortization expenses were $17,414, $25,254 and $36,463, for the three and six months ended February 28, 2013 and from March 22, 2012 (inception) through February 28, 2013, respectively.

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

ADVERTISING

The costs of advertising are expensed as incurred. Advertising expenses are included in our company's operating expenses. Advertising expenses were $0, for the three and six months ended February 28, 2013 and from March 22, 2012 (inception) through February 28, 2013, respectively.

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

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                        Description
-----------                        -----------
(2)           PLAN OF ACQUISITION,  REORGANIZATION,  ARRANGEMENT, LIQUIDATION OR
              SUCCESSION

2.1 Share Exchange - Agreement - between VuMee Inc. and Data Pangea LLC dated May 7 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2012)

(3)           ARTICLES OF INCORPORATION; BYLAWS

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

                                        VUMEE, INC.


Dated: April 15, 2013                   By: /s/ Michael Spiegel
                                            ------------------------------------
                                            Michael Spiegel
                                            Chief Executive Officer, President,
                                            and Director (Principal Executive
                                            Officer)


Dated: April 15, 2013                   By: /s/ Louis Rosen
                                            ------------------------------------
                                            Louis Rosen
                                            Chief Financial Officer and Director
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)