Form 10-Q/A
period 2012-11-30
VUMEE INC.
filed 2013-04-23
CIK 1440819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)
(Mark One)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012, filed with the Securities and Exchange Commission on January 14, 2013 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

----------
*    Previously filed.
** Submitted herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VuMEE Inc.


Dated: April 23, 2013        By: /s/ Michael Spiegel
                                 -----------------------------------------------
                                 Michael Spiegel
                                 President, Chief Executive Officer and Director (Principal Executive Officer)


Dated: April 23, 2013        By: /s/ Louis Rosen
                                 -----------------------------------------------
                                 Louis Rosen
                                 Chief Financial Officer and Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)