Form 10-Q/A
period 2013-02-28
VUMEE INC.
filed 2013-04-23
CIK 1440819

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013, filed with the Securities and Exchange Commission on April 15, 2013 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

                                        VUMEE, INC.


Dated: April 23, 2013                   By: /s/ Michael Spiegel
                                            ------------------------------------
                                            Michael Spiegel
                                            Chief Executive Officer, President,
                                            and Director (Principal Executive
                                            Officer)


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